Form 10QSB
period 2000-03-31
EASTWARD ACQUISITION CORP
filed 2000-05-12
CIK 1107573

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF
                                   1934

                   For the quarterly period ended
                            March 31, 2000
or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from
                             to

                    Commission file number 0-29693

                   EASTWARD ACQUISITION CORPORATION
        (Exact name of registrant as specified in its charter)


     Delaware                                            52-2217569
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


             1504 R Street, N.W., Washington, D.C. 20009
         (Address of principal executive offices  (zip code))

                             202/387-5400
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    Yes        No   X

      The registrant became subject to the filing requirements within the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                      Outstanding at March 31, 2000
Common Stock, par value $0.0001                5,000,000

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                   EASTWARD ACQUISITION CORPORATION
                    (A Development Stage Company)
                         As of March 31, 2000
                             (Unaudited)

                                ASSETS

        Cash                                                 $   500

        TOTAL ASSETS                                         $   500



                 LIABILITIES AND STOCKHOLDER'S EQUITY

        LIABILITIES                                         $      -

        STOCKHOLDER'S EQUITY

        Preferred Stock, $.0001 par value, 20,000,000 shares
        authorized, none issued and outstanding                    -

        Common Stock, $.0001 par value, 100,000,000 shares
        authorized, 5,000,000 issued and outstanding              500

        Additional paid-in capital                                535

        Deficit accumulated during development stage              (535)

        Total Stockholder's Equity                                 500

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                  $      500



            See accompanying notes to financial statements


                   EASTWARD ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                                  January 1, 2000 to     March 24, 1999
                                                          (Inception)
                                  March 31, 2000         to March 31, 2000

        Income                      $  --                     $   -

        Expenses
          Organization expense          -                         535

         Total expenses                 -                         535

        NET LOSS                     $       -                $  (535)


See accompanying notes to financial statements


                   EASTWARD ACQUISITION CORPORATION
                    (A Development Stage Company)
             Statement of Changes in Stockholder's Equity
            For the Period From March 24, 1999 (Inception)
                          To March 31, 2000
                             (Unaudited)
                                                         Deficit
                                                         Accumulated
                      Common Stock          Additional   During
                          Issued            Paid-In      Development
                    Shares        Amount    Capital      Stage         Total

Common Stock
     Issuance       5,000,000     $  500    $    -       $   -        $  500

Fair value of
expenses contributed   -             -         535            -          535

Net loss for the periods ended:

December 31, 1999      -             -           -          (535)       (535)
March 31, 2000         -             -           -            -           -

BALANCE AT
March 31, 2000      5,000,000      $  500     $ 535     $   (535)     $  500


See accompanying notes to financial statements


                   EASTWARD ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                                January 1, 2000 to           March 24, 1999
                                March 31, 2000               (Inception) to
                                                             March 31, 2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                         $      -                $       (535)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Capitalized expenses                    -                        535

 Net cash used in operating
  activities                             -                        -

CASH FLOWS FROM INVESTING
 ACTIVITIES                              -                        -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                            -                       500

Net cash provided by
 financing activities                    -                       500

INCREASE IN CASH AND CASH
 EQUIVALENTS                             -                       500

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                     500                      -

CASH AND CASH EQUIVALENTS
  END OF PERIOD                   $      500                 $   500


See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Eastward Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

B.  Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

C.  Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2000.

NOTE 2  STOCKHOLDER'S EQUITY

        A.  Preferred Stock
The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

        B.  Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to TPG
Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

        C.  Additional Paid-In Capital

 Additional paid-in capital at March 31, 2000 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

NOTE 3  AGREEMENT

        On March 24, 1999, the Company signed an agreement with TPG, a related entity (See Note 4). The Agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

        1. Preparation and filing of required documents with the Securities and Exchange Commission.
        2.  Location and review of potential target companies.
        3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4  RELATED PARTIES

        Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG. (See Note 3)

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

                The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

                The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

                Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

                These benefits are commonly thought to include

                (1) the ability to use securities to make
                    acquisition of assets or  businesses;
                (2) increased visibility in the financial
                    community;
                (3) the facilitation of borrowing from
                    financial institutions;
                (4) improved trading efficiency;
                (5) the potential for shareholder liquidity;
                (6) greater ease in subsequently raising capital;
                (7) compensation of key employees through
                    options for stock  for which there may be a public market;
                (8) enhanced corporate image; and,
                (9) a presence in the United States capital market.

                A private company which may be interested in a business combination with the Company may include

                (1) a company for which a primary purpose of
                    becoming a reporting company
                    is the use of its securities for the
                    acquisition of  assets or businesses;
                (2) a company which is unable to find an
                    underwriter of its securities or is
                    unable to find an underwriter of securities on terms acceptable to it;
                (3) a company which wishes to become a
                    reporting company with less dilution
                    of its common stock than would occur normally upon an underwriting;
                (4) a company which believes that it will be
                    able obtain investment capital on
                    more favorable terms after it has become a reporting company;
                (5) a foreign company which may wish an
                    initial entry into the United States
                    securities market;
                (6) a company seeking one or more of the other
                    benefits believed to attach to a
                    reporting company.


                The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

                As of the date hereof, management has not made any final decision concerning or entered into any final agreements for a business combination. When any such final agreement is effected the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

                The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

                The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.


                               PART II -- OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS

                There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

        ITEM 2.  CHANGES IN SECURITIES

                Not applicable.

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

                Not applicable.

        ITEM 5.  OTHER INFORMATION

                Not applicable.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits

             -- Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 25, 2000 and is incorporated herein by reference.

             -- By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 25, 2000 which is incorporated herein by reference.

             -- Lock up agreement filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 25, 2000 which is incorporated herein by reference.

              -- Agreement with TPG Capital Corporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 25, 2000 which is incorporated herein by reference.

             (b)     Reports on Form 8-K

             There were no reports on Form 8-K filed by the Company during the quarter.



                              SIGNATURES


                Pursuant to the requirements of the Securities
        Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EASTWARD ACQUISITION CORPORATION




                               By: /S/ James M. Cassidy
                                       President

        Dated: May 10, 2000