Form 10QSB
period 2000-09-30
EASTWARD ACQUISITION CORP
filed 2000-11-14
CIK 1107573

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended
                           September 30, 2000
or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from
                             to

                    Commission file number 0-29693

                      EASTWARD ACQUISITION CORPORATION
        (Exact name of registrant as specified in its charter)


     Delaware                                          52-2175569
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


            Class                      Outstanding at September 30, 2000
Common Stock, par value $0.0001                5,000,000

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                   EASTWARD ACQUISITION CORPORATION
                    (A Development Stage Company)
                       As of September 30, 2000
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



            See accompanying notes to financial statements


                   EASTWARD ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                                  January 1, 2000        March 24, 1999
                                     to                    (Inception)
                                  September 30, 2000    September 30, 2000

        Income                      $  --                     $   -

        Expenses
          Organization expense          -                         580
          Professional fees                                       750

         Total expenses                 -                       1,330

        NET LOSS                     $       -                $(1,330)


See accompanying notes to financial statements


                   EASTWARD ACQUISITION CORPORATION
                    (A Development Stage Company)
             Statement of Changes in Stockholder's Equity
            For the Period From March 24, 1999 (Inception)
                       To September 30, 2000
                           (Unaudited)
                                                         Deficit
                                                         Accumulated
                      Common Stock          Additional   During
                          Issued            Paid-In      Development
                    Shares        Amount    Capital      Stage         Total

Common Stock
     Issuance       5,000,000     $  500    $    -       $   -        $  500

Fair value of
expenses contributed   -             -         1,330            -      1,330

Net loss for the periods ended:

December 31, 1999      -             -           -         (1,330)    (1,330)
September 30, 2000     -             -           -            -           -

BALANCE AT
September 30, 2000  5,000,000      $  500    $1,330     $ (1,330)     $  500


See accompanying notes to financial statements


                   EASTWARD ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                                January 1, 2000 to           March 24, 1999
                                September 30, 2000           (Inception) to
                                                          September 30, 2000

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

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Eastward Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2000, the Company had not yet commenced any formal business operations. The Company's fiscal year end is December 31.

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

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2000.

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

        C.  Additional Paid-In Capital

 Additional paid-in capital at September 30, 2000 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

NOTE 3  AGREEMENT

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

                As of the date hereof, the Company has not entered into an agreement for a business combination. When a business combination is effected, if at all, the Company will file notice of such transaction with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

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

        Dated: November 13, 2000