Form 10QSB/A
period 2000-09-30
MSC GROUP INC
filed 2001-02-16
CIK 1107573

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-QSB/A
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended
                          September 30, 2000
or
[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the transition period from
                     to

                    Commission file number 0-29693

                           MSC GROUP, INC.
        (Exact name of registrant as specified in its charter)

                   EASTWARD ACQUISITION CORPORATION
                    (former name of registrant)


                 Delaware                           52-2217569
(State or other jurisdiction of                   IRS Employer
incororaiton or organization)                    Idenficiation No.)

                           29/31 Gul Avenue
                            Singapore City
                           Singapore 629699
               ----------------------------------------
               (Address of principal executive offices)


                           011 65 863 6626
                    ------------------------------
         (Registrant's telephone number, including area code)

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

                                 NOTE

This amended Form 10-QSB replaces in its totality the Form 10-QSB earlier filed for the period ending September 30, 2000.

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                   EASTWARD ACQUISITION CORPORATION
                    (A Development Stage Company)
                       As of September 30, 2000
                             (Unaudited)

                              ASSETS

        Cash                                               $500

        TOTAL ASSETS                                       $500

                 LIABILITIES AND STOCKHOLDER'S EQUITY

        LIABILITIES                                        $  -

        STOCKHOLDER'S EQUITY

        Preferred Stock, $.0001 par value, 20,000,000 shares
        authorized, none issued and outstanding               -

        Common Stock, $.0001 par value, 100,000,000 shares
        authorized, 5,000,000 issued and outstanding          500

        Additional paid-in capital
                535

        Deficit accumulated during development stage        (535)

        Total Stockholder's Equity                            500


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $  500


            See accompanying notes to financial statements


                   EASTWARD ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                             January 1, 2000             March 24, 1999
                                   to                     (Inception)
                            September 30, 2000          September 30, 2000

        Income                 $         --                 $ --

        Expenses
          Organization expense            -                   535

         Total expenses                   -                   535

        NET LOSS                $         -                 $(535)


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
                       Issued                Paid-In     Development
                       Shares    Amount      Capital     Stage        Total

Common Stock
     Issuance      5,000,000    $  500      $    -        $  -         $ 500

Fair value of
expenses
contributed            -             -           535         -           535

Net loss for the
periods ended:

December 31, 1999      -             -            -          (535)       (535)
September 30, 2000     -             -            -           -           -

BALANCE AT
September 30, 2000   5,000,000      $  500       $535       $(535)     $ 500

            See accompanying notes to financial statements


                   EASTWARD ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                              January 1, 2000 to       March 24, 1999
                              September 30, 2000      (Inception) to
                                                      September 30, 2000
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                      $      -                    $   (535)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Capitalized expenses                 -                       535

 Net cash used in operating
  activities                          -                         -

CASH FLOWS FROM INVESTING
 ACTIVITIES                           -                         -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                          -                      500

Net cash provided by
 financing activities                  -                      500

INCREASE IN CASH AND CASH
 EQUIVALENTS                           -                      500

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                 500                       --

CASH AND CASH EQUIVALENTS
  END OF PERIOD               $      500                    $ 500

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

        B.  Common Stock

        The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. At inception, the Company issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

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

NOTE 4  RELATED PARTIES

        Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG. (See Note 3)

NOTE 5    SUBSEQUENT EVENTS

        On December 29, 2000, Eastward Acquisition Corporation effected a reorganization agreement with Milling Systems & Concepts Private Limited and the shareholders of Milling Systems by which Eastward acquired all the outstanding shares of common stock of Milling Systems from the shareholders thereof in an exchange for an aggregate of 20,000,000 shares of common stock of Eastward (the "Acquisition"). In connection with the Acquisition, Eastward changed its name to MSC Group, Inc. On January 17, 2001, the Company filed a Form 8-K noticing such exchange and other related matters.

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

        On December 29, 2000, Eastward Acquisition Corporation effected a reorganization agreement with Milling Systems & Concepts Private Limited and the shareholders of Milling Systems by which Eastward acquired all the outstanding shares of common stock of Milling Systems from the shareholders thereof in an exchange for an aggregate of 20,000,000 shares of common stock of Eastward (the "Acquisition"). In connection with the Acquisition, Eastward changed its name to MSC Group, Inc. On January 17, 2001, the Company filed a Form 8-K noticing such exchange and other related matters. Persons reading this Form 10-QSB are advised to read the Form 8-K describing the transaction.

        The Company intends to take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

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

        (b)     Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the quarter. On January 17, 2001 the Company filed a Form
8-K noticing a business combination.


                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MSC GROUP, INC. formerly
                                         EASTWARD ACQUISITION
                                         CORPORATION

                                         By:    /s/ Steven Mok
                                                President

Dated: February 7, 2001