Form 10KSB
period 2001-03-31
MSC GROUP INC
filed 2002-02-14
CIK 1107573

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark  One)
     [X]    ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES  EXCHANGE  ACT  OF  1934

                            For the fiscal year ended
                                 March 31, 2001
                              --------------------
   OR
    [ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
            15(d)  OF  THE  SECURITIES  EXCHANGE ACT OF 1934

                       For the transition period from ____ to ____


                         Commission file number: 0-29693

                                 MSC GROUP, INC.
              (Exact name of small business issuer in its charter)

      Delaware                               52-2217569
--------------                               ----------
(State  or  other  jurisdiction  of        (I.R.S. Employer
Incorporation  or  organization)          Identification  No.)

                                29/31 Gul Avenue
                                 Singapore City
                                Singapore 629699
                    _________________________________________
               (Address of principal executive offices) (zip code)

                   Issuer's Telephone Number: 011 65 863 6626

Securities  registered  under  Section  12(g) of the Exchange Act:
Common Stock,  $.0001  par  value  per  share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.     $  0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified  date  within  the  past  60  days.                        $  0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                          Outstanding  at  March  31,  2001
         ------------                     -----------------------------------
     Par  value  $0.0001                               20,500,000


Documents incorporated  by  reference:         None

PART  I

                           FORWARD LOOKING STATEMENTS

     Certain information contained in this Annual Report is forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended).
Factors set forth that appear with the forward-looking statements could ca use the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. Such potential risks and uncertainties include, but are not limited to, the risk factors contained in this Annual Report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date here of or to reflect the occurrence of unanticipated events.


ITEM  1.  DESCRIPTION  OF  BUSINESS

BACKGROUND

     MSC Group, Inc. was originally incorporated on March 24, 1999 as a Delaware corporation under the name Eastward Acquisition Corporation ("Eastward"). Eastward was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desired to become a reporting company whose securities have been registered under the Exchange Act.

     On December 29, 2000, pursuant to an Agreement and Plan of Reorganization between Eastward, Milling Systems & Concepts Private Limited ("Milling Systems"), a Singapore corporation, and the owners of the outstanding shares of Milling Systems, Eastward acquired all the outstanding shares of common stock of Milling Systems from the shareholders thereof in an exchange for an aggregate of 20,000,000 shares of common stock of Eastward (the "Acquisition"). By virtue of the Acquisition, Milling Systems became a wholly owned subsidiary of Eastward. The Acquisition was intended to qualify as reorganization within the meaning of
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. In connection with the Acquisition, Eastward repurchased, at par value, 4,500,000 shares of its outstanding common stock, the prior officer and director of Eastward resigned, new officers and directors of the Company were appointed and elected, and Eastward changed its name to MSC Group, Inc. ("MSC Group" or "the Company ").

     On January 17, 2001, MSC Group filed a Form 8-K reporting such exchange and other related matters.

BUSINESS

     Milling Systems, a wholly-owned subsidiary of MSC Group, was established to develop manufacturing solutions and concepts for use by the machine manufacturing industry, design and service centers, mold and die industry and jigs and tooling manufacturers. MSC Group has developed and is currently beginning manufacturing of and distributing the MSC RP 2000 and MSC Molding 2000 machines, used by the manufacturing industry for the production of prototypes. The MSC RP 2000 and the Molding 2000 consist of proprietary software, hardware, universal card interfaces, high-speed spindles, linear guides and related services.

     Milling Systems does not have any sales, customers, or orders. MSC Group has recently finished the beta testing of its products and is only beginning marketing these products. MSC Group's development and operations are subject to the risks and competition inherent in the establishment of a new business enterprise. MSC Group may not be able to implement its business plan successfully and may not make a profit selling its products. MSC Group may not be able to continue to manufacture the MSC System or it may not be able to produce and sell its products economically or in sufficient quantities to enable MSC Group to continue as a going concern.

THE  MSC  RP  AND  MOLDING  2000  MACHINES.

MSC Group's principal product is the MSC System. The MSC System is a high speed-milling machine capable of producing a prototype, sample or specimen of any object from a 3-dimensional (3D) drawing within hours. These objects can be made of wood, wax, plastic, light alloy or aluminum. The MSC System is comprised of a machine in which a high-speed machining spindle is housed on a moving arm and a revolving table mounted with a rotary guide, universal electronic interfaces, proprietary software and services. All components operate together to provide a system for producing a product by machining directly from vector, computer-assisted design (CAD) and postscript image files. The universal electronic interface is hosted on personal computers and functions to interface the machine with the operator and user system. Interface software can be adapted to accommodate most user CAD files or manufacturing machines. The MSC System is intended to eliminate the problems of conventional manufacturing by producing direct machining codes to rapid prototyping or milling machines. Control cards and software produced with the MSC System can be used with conventional and older manufacturing equipment. The MSC System cards have an estimated life expectancy of over 20 years and will be manufactured by an electronic contract manufacturer in Singapore.

     MSC Group believes that the MSC System is a user-friendly prototype production system providing a reliable, accurate and user-friendly alternative to competitive products. By using the MSC System, the customer can eliminate much of the equipment, floor space, operators and maintenance required for conventional prototyping production. A basic MSC System, including a universal interface card, control systems and a high speed-milling spindle retails for approximately $150,000. Other options like laser-infer meters, dynamometers and encoders can be added for an additional cost of $10,000 to $30,000 each.

     The MSC Molding 2000 machine is also a high speed-milling machine that produces a mold or jig from plastic, light alloy or aluminum. Due to special features, the Molding 2000 can cut or mill and produce very small features that the traditional CNC (computerized numeric control) machines cannot execute. The traditional CNC machines can only produce a single product during each individual manufacturing run, and the machines have to be reprogrammed for each productive cycle. This results in increased labor and the possibility of error.

     MSC Group intends to provide a 360-day warranty on all of its products. Thereafter, extended maintenance contracts will be offered at a typical rate of 7% of the retail price per year. Maintenance service typically includes phone support, preventative maintenance, spare parts, software upgrades, and on-site service calls. In most cases, MSC Group will provide spare parts, phone support, software upgrades and technical support and rely on a third party technical representative to provide on-site service.

MANUFACTURING

     MSC Group intends to use a Taiwan manufacturing company to manufacture the MSC RP and Molding units, internal modules, and spare parts at their factory located in Taichung, Taiwan on an "as required" basis. MSC Group has at least one vendor for all components and multiple vendors for most components it utilizes. The loss of a supplier for any item manufactured by or purchased from such vendor could have a material adverse effect on MSC Group's operations. The universal interface card is based on the standard personal computer platform and consists of a combination of standardized and customized hardware and software modules. With the exception of the universal interface board (which links a computer to the machine), MSC Group has several sources for all purchased components within the MSC interface configuration.

     MSC Group currently has one reliable vendor for the control and interface board, and plans to eliminate this board in the near future by developing a new feature to allow the interface cards to be plugged into the printer connector of a standard personal computer. Until the development of this technology, the loss of the supplier of the interface board could have a material adverse effect on MSC Group's operations. A continued supply of control cards is crucial to the success of MSC Group's business. Without control or interface cards, customers will not able to use the equipment and the services and software supplied by MSC Group. The loss of the supply of control cards and other electronic parts would have a material adverse effect on MSC Group 's operations.

SUBSIDIARY  OF  MSC  GROUP,  INC:

1.  Milling  Systems  &  Concepts  Private  Limited

SUBSIDIARIES  OF  MILLING  SYSTEMS  &  CONCEPTS  PRIVATE  LIMITED.

1.  MSC  Technologies  Private  Limited;
2.  MSC  Getech  Private  Limited;
3.  MSC  Solar  Systems  Private  Limited;
4.  MSC  Ventures  Group  (S)  Private  Limited;
5.  MSC  Rapid  Prototyping  (S)  Private  Limited
6.  MSC  Industries  (Shanghai)  Co.,  Limited;
7.  MSC  Logistics  Technologies  (Beijing)  Co.,  Limited;
8.  MSC  Design  Private  Limited;
9.  I-MSC.COM  Private  Limited


Subsidiaries                                        PRINCIPAL ACTIVITIES
-----------------------------------------------------------------------------------------------------------
MSC Technologies Pte Ltd              Formed on November 14, 2000 for the development of software and multimedia works.
-----------------------------------------------------------------------------------------------------------
MSC GeTech Pte Ltd                    Formed on April 14, 2001 to develop manufacturing solutions and concepts for use by the machine manufacturing industry, design and service centers, mold and die industry and jigs and tooling manufacturers.
-----------------------------------------------------------------------------------------------------------
MSC Solar Systems Pte Ltd             Formed on June 7, 2001 to perform research, development and commercialization of energy inventions.
-----------------------------------------------------------------------------------------------------------
MSC Ventures Group (S) Pte Ltd        Formed on July 7, 2001 to carry on the business of venture capital funding and asset management.
-----------------------------------------------------------------------------------------------------------
MSC Rapid Prototyping (S) Pte Ltd     Formed on August 16, 2001 for the manufacturing, development and production of a sample or model of all types of industrial products, machinery, equipment or devices and other ancillary activities, appliances and services in connection therewith.
-----------------------------------------------------------------------------------------------------------
MSC Industries (Shanghai) Co. Ltd.    Formed on April 19, 2001 to develop and manufacture die, molds, tools, jigs and fixtures.
-----------------------------------------------------------------------------------------------------------
MSC Logistics Technology (Beijing)    Formed on June 28, 2001 to provide logistics and consulting
Co. Ltd                               Services and the development of software.
-----------------------------------------------------------------------------------------------------------
MSC Design Pte Ltd                    Formed on August 16, 2001 to design, develop, manufacture, produce, sell and distribute appliances.
-----------------------------------------------------------------------------------------------------------
I-MSC.COM Pte Ltd                     Formed on July 7, 2001 to provide internet services and to develop, integrate and deliver enterprise-wide business intelligent solutions and software applications.
-----------------------------------------------------------------------------------------------------------


     For the year ended March 31, 2001, none of the subsidiaries of MSC Group have generated revenues. Subsequent to March 31, 2001 only MSC Design Pte Ltd and I-MSC.com Pte Ltd have generated revenues.



MARKETING

     Companies which use computer based engineering drawings, documents, or records for design, function testing and visualization purposes for new products are considered prime prospects for the MSC System, regardless of the type of system used for creating or accessing the information. MSC Group believes the market for the MSC System is sizeable as manufacturing companies generate engineering drawings and have requirements for a quick roll out of prototypes before manufacturing. MSC Group also believes the need for a quick implementation from ideas to products will continue to grow as advances in technology progress with consumer demands for newer and more sophisticated products. MSC Group anticipates its customers to be generally large manufacturers or utility companies that produce complex mechanical and electrical products in industries, including the automobile, aerospace, shipbuilding, gas and oil, railroad, defense, and road construction. Many of these companies use CAD drawings for the design and prototyping of their products.

CUSTOMERS

     MSC Group has completed the final phase of beta testing of the MSC machines and software. Presently it has one user of its products, a design and rapid prototyping center in Taiwan, which uses the machines for functional tests of their capability and software friendliness. MSC Group anticipates that it will expand its customer base to include new customers. However, there can be no assurance that MSC Group will attract customers, or that existing customer relationships will continue.

COMPETITION

     MSC Group faces both indirect and direct competition. Indirect competition presents itself in the form of paper plotters, laser equipment and other products, which can be used as part of the conventional prototyping production process. Direct competitors are manufacturers of equipment, which produce similar process machines. These include 3D Systems, Stratasys or Soligen
(produced in USA), Toshiba and Hitachi (produced in Japan), and EOS sinter station (produced in Germany). The rapid prototyping manufactured by these companies use other methodology and development processes that MSC Group believes are more complex, larger, heavier, less accurate, and more expensive than the MSC System. MSC Group believes that users of rapid prototyping machines must plan on the evolution of new methods of making prototypes, which will need to be supported by new technology, hardware controllers, standards, specifications, and software modules. Further, MSC Group believes that neither the rapid prototyping industry nor the technology will become obsolete easily because there is a pressing need for large manufacturers to utilize advancement in new technology. However, there can be no assurance that newer technology will not be developed that will supplant MSC Group's products and reduce or eliminate their market.

REGULATION

     MSC Group's business is not subject to any special regulatory regime, other than general laws and regulations, such as employment and safety regulations that apply generally to manufacturers and distributors of industrial equipment. United States and Taiwan laws and regulations regarding importation, exportation, and customs will apply to any units imported from Taiwan or elsewhere.

EMPLOYEES

     As of February 1, 2002, MSC Group had 50 full time employees and 10 part-time employees.

PATENTS,  TRADEMARKS  AND  LICENSES

     MSC Group applied to the United States Patent Office for 3 Provisional patents in March 2001. The references are 60/275,497- A Method and Apparatus for producing a Prototype; 60/275,497- A Prototype Production System and Method and 60/275,873- A Data Processing System for implementing an Exchange.

     In October 2001, MSC Group filed non-provisional patents for the above 3 provisional patents to the United States Patent Office.

      There can be no assurance that efforts to perfect the patents will be successful. Failure to perfect the patents may have a material adverse effect on MSC Group's business. MSC Group intends to arrange to license other necessary technologies if so required. There is no assurance that third party licensing will be successful and the failure to do so may have a material adverse effect on MSC Group's business.

NO  PUBLIC  TRADING  MARKET

     MSC Group intends to take the steps required to cause its common stock to be admitted to quotation on theNASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     MSC Group leases 10,000 square feet for its executive offices at 29/31 Gul Avenue, Singapore City, Singapore 629699. Its telephone number is 011 65 863 6626 and its telecopy number is 011 65 86 3 6606. The lease expires on December 31, 2001. The lease rate, as of November 1, 2001, was $ 5,540 per month. MSC Group leases an additional 10,000 square feet of office and warehouse space at 29/31 Gul Avenue to store parts, conduct engineering operations, and perform small-scale assembly and administrative tasks in support of the MSC System. The lease rate for this additional space, as of October 1, 2001, was $10,000 per month. MSC Group is currently negotiating with its lessor to renew its lease and MSC Group believes that it will be successful in its efforts to secure an extension of its lease.

     MSC Group maintains an Internet Web site at http://www.msc.com.sg and at http://www.mscgroup-usa.com. MSC Group launched its business-to -business portal at www.i-msc.com in May 2001.
   -------------

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

     There  is  no  litigation  pending  or  threatened by or against MSC Group.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     There  is  currently  no  public  market  for  the securities of MSC Group.

     MSC Group is authorized to issue 100,000,000 shares of common stock at $.0001 par value. MSC Group, previously known as Eastward Acquisition
Corporation issued 5,000,000 shares of common stock at inception. On December 29, 2000, the Company issued 20,000,000 shares to acquire all the outstanding shares of MSC Group and its wholly owned subsidiary. In conjunction with this acquisition the Company repurchased 4,500,000 shares from its previous principal shareholder for $450 and subsequently retired such shares. As a result
20,500,000  shares  of  common  stock  were  outstanding  at  March  31,  2001.

     MSC Group intends to take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

HOLDERS

     As on December 15, 2001 MSC Group had 21,718,300 shares of common stock outstanding held by 533 shareholders. Between April 2001 and September 2001, MSC Group issued 1,218,300 shares at $1.00 per share to 490 new shareholders.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion is intended to provide an analysis of MSC Group's financial condition and results of operations and should be read in conjunction with MSC Group's financial statements and its related notes. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the growth of MSC Group, trends in the results of MSC Group's development, anticipated development plans, operating expenses and MSC Group's anticipated capital requirements and capital resources. MSC Group's actual results could differ materially from the results discussed in the forward-looking statements.

     Although MSC Group believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, these expectations and assumptions may not prove to be correct.

GENERAL

     MSC Group, Inc. is a holding company whose subsidiary, Milling Systems & Concepts Private Limited, has been operating for nearly 2 years. Milling Systems & Concepts Private Limited was formed and registered on December 31, 1999 as a limited liability company under the Companies Act of the Republic of Singapore. Milling Systems & Concepts Private Limited has 7 subsidiaries registered in the Republic of Singapore and another 2 subsidiaries incorporated in the People's
Republic  of  China  between  January  2001  and  August  15,  2001.

              MSC Group anticipates that it may expand its operations through the development of its own marketing and sales and through acquisitions of similar or related companies. MSC Group is currently in discussions with several companies with similar concepts for possible acquisitions or other business alliances. MSC Group is in the process of analyzing such a transaction but has not yet entered into any agreements to proceed.

Protolex  LLC

     On September 19, 2001 MSC Group executed a joint venture agreement with Protolex LLC ("Protolex"), located in Washington D.C. to jointly develop a new motion controller for new generation milling and rapid prototyping machines. The agreement is effective for 90 days from the date of execution and the agreement may be superceded by other agreements within the 90 day time frame and may be extended based upon mutual consent of both parties. On January 23, 2002, both parties executed an extension of the original agreement for one year. Protolex is the manufacturer/producer of state of the art electronic engineering equipment. Prolotex will complete the design and development of a commercial use motor control system according to MSC Group's specification and MSC Group will fund the project with $200,000. Upon the down payment of $50,000, Protolex will provide MSC Group with a detailed project development plan to meet the three-month completion date requirement of producing a working prototype. MSC Group paid Protolex the $50,000 in October 2001. MSC Group will be responsible for the final integration and mass production of the commercial units. In accordance with the agreement, each party will own its own intellectual property for the effort. Additionally, MSC Group will grant Protolex a non-exclusive license to sell the product for a sales fee of 12%. The agreement also provides MSC Group the ability to invest up to $8 million in Protolex, representing up to a 30% ownership of Protolex, given the occurrence of certain events, as defined in the agreement. Specifically, the agreement requires MSC Group to make an initial investment in Protolex during 2001 amounting to $2 million and a $2 million investment during 2002. MSC Group did not make the initial investment during 2001.

MSC  Technologies  Private  Limited

        On November 4, 2001 MSC Technologies Private Limited, a subsidiary of Milling Systems, received an incentive grant from the Productivity and Standards Board of Singapore amounting to $385,000. The grant is to be used for the research and development of a Rapid Prototyping machine from January 20, 2001 to June 20, 2002. MSC Group believes that the potential sales of the rapid prototyping machines can substantially contribute to MSC Group's earnings by 2003. However the present weak global business climate could hinder the sales of such machines in the near future.

     During 2001, MSC Group launched a series of research and development projects in Singapore with the intention to develop several key technologies in the milling and rapid prototyping industry.

     During May 2001, MSC Group enlarged its Internet web site in order to participate in the worldwide trend towards more electronic trade. The web site is located at www.mscgroup-usa.com and www.i-msc.com.
                --------------------      -------------

     Expanding its product range requires MSC Group Inc to make considerable investments in research and development, and penetrating markets outside Singapore which also involves heavy expenses. MSC Group intends to develop the following products between 2001 and 2003: audio and video products, motion controller cards, wireless PDAs and e-tablets, interacting software for machine to machine communication.

      MSC Group intends to spend funds, when and if available, if ever, on commencing production and marketing of new products, construction of a new manufacturing and office complex, new equipment and upgrading it's existing facilities.

     MSC Group intends to apply for listing on the NASD OTC Bulletin Board or for quotation of its securities on the Nasdaq SmallCap Market if and when it qualifies. MSC Group anticipates that it will offer additional shares of its common stock to the public with a view toward raising additional capital with which to effect its development plans. Management also believes that if MSC
Group Inc is able to establish a public trading market on the NASD OTC Bulletin Board or Nasdaq SmallCap Market which will increase MSC Group's visibility to the manufacturing and additional potential customers.

OVERVIEW
--------

     The  strategic  objectives  of  MSC  Group  are  as  follows:

     - To develop high tech products, including: a unique motor controller system and interface cards for high speed milling machines, an electronic business-to-business exchange providing a one stop manufacturing supply chain on the web, and state of art engineering and information technology solutions for the manufacturing industry in the year 2001 to 2002;

     - To increase its share of the local manufacturing market in Singapore from $ 0.1 million in the year 2002 to a yearly growth of 15% per annum in the year 2004;

     - To be able to take a substantial international market share in the milling and rapid prototyping machine sales as well as retro-fitting sales in the year 2002;

     - To extend activity in the international design and rapid prototyping market from approximately $0.1 million in 2001 to approximately $15.0 million per annum in the year 2004.

     -To be able to enter into the electronic commerce business the manufacturing of audio, video, appliances and automobile equipment, utilizing a patent pending business model on the internet;

RESULTS  OF  OPERATIONS
-----------------------

Milling Systems does not have any sales, customers, or orders. MSC Group has recently finished the beta testing of its products and is only beginning marketing these products. MSC Group's development and operations are subject to the risks and competition inherent in the establishment of a new business enterprise. MSC Group may not be able to implement its business plan successfully and may not make a profit selling its products. MSC Group may not be able to continue to manufacture the MSC System or it may not be able to produce and sell its products economically or in sufficient quantities to enable MSC Group to continue as a going concern.

THE YEAR ENDED MARCH 31, 2001 COMPARED TO THE PERIOD FROM DECEMBER 31, 1999 (INCEPTION) THROUGH MARCH 31, 2000.

MSC Group had no revenue for the period from December 31, 1999 (Inception) through March 31, 2000. MSC Group's selling, general and administrative costs of $26,277 were primarily incurred for pre-operating expenditures.

For the fiscal year ended March 31, 2001, the net loss of $912,448 was due to MSC Group's selling, general and administration expenses of $912,448. For the fiscal year ended March 31, 2001, MSC Group incurred selling general and administrative expenses of $912,448 which was primarily comprised of salaries expense of $220,981, professional fees of $307,055, traveling expenses of $155,200 and rent expenses of $65,600. The remaining selling, general and administrative expenses of $163,612 are comprised of various other general and administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

MSC Group's consolidated financial statements as of and for the year ended March 31, 2001, have been prepared assuming that MSC Group will continue as a going concern. MSC Group has accumulated losses from operations of $938,725 and an operating cash flow deficiency of $874,139 as of March 31, 2001. These conditions raise substantial doubt about MSC Group's ability to continue as a going concern.

MSC Group activities have thus far been financed by the sales of its common stock. MSC Group had positive working capital (current assets less current liabilities) of $142,426 as of March 31, 2001.

MSC  Group  anticipates  total  research  and  development expenses for 2002 and
2003 of approximately $3,950,000 and $3,250,000 respectively. MSC Group anticipates that in the year 2003 research and development expenses will drop to approximately $350,000 because the development of these products will have been completed. MSC Group will work in the development of the motion controller cards. MSC Group anticipates that these products will be approximately 20% in production in the year 2002 increasing to full production by the year 2005. MSC Group anticipates that in order to fund the research and development for these products, it may effect an offering of its equity securities. If MSC Group is unable to effect an offering of its securities, it may fund its research and development through its operating funds. In such event, the timing of its anticipated research and development and subsequent production schedule would be slowed.

For the fiscal year ended March 31, 2001, net cash used in operating activities was $874,139, and was primarily due to an increase in accrued liabilities of $105,068 and other receivables of $81,368, and a net operating loss of $912,448. The increase in accrued liabilities of $105,068 is primarily due to the increase in accounts payable of approximately $44,000, an increase in accrued salaries of approximately $21,000 and an increase in amounts due officers and directors of approximately $40,000. The increase in other receivables of $81,368 is primarily attributable to an increase in advances to employees and directors of approximately $74,000.

For the fiscal year ended March 31, 2001, net cash used in investing activities was $95,241. This resulted from the Company's purchases of additional property.

For the fiscal year ended March 31, 2001, net cash provided by financing activities was $1,151,702 resulting from the sale of our common stock.

The Company anticipates raising additional capital through the issuance of debt and/or equity securities. Additionally, management anticipates that operations which will commence in the fiscal year ending March 31, 2002 will generate profits to absorb overhead expenses.

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 133, as amended by Statements No. 137 and 138, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000.

MSC Group believes that its adoption of these pronouncements will not have any effect on the Company's financial position or results of operations.


ITEM  7.  FINANCIAL  STATEMENTS



                        MSC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS
                                    --------


PAGE        1  INDEPENDENT AUDITORS' REPORT

PAGE        2  CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001

PAGE        3  CONSOLIDATED STATEMENTS OF OPERATIONS AND
               COMPREHENSIVE LOSS FOR THE YEAR ENDED MARCH 31,
               2001 AND FOR THE PERIODS FROM DECEMBER 31, 1999
               (INCEPTION) TO MARCH 31, 2000 AND DECEMBER 31, 1999
               (INCEPTION) TO MARCH 31, 2001

PAGE        4  CONSOLIDATED STATEMENT OF CHANGES IN
               STOCKHOLDERS' EQUITY FROM DECEMBER 31, 1999
               (INCEPTION) TO MARCH 31, 2001

PAGE        5  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
               YEAR ENDED MARCH 31, 2001 AND FOR THE PERIODS
               FROM DECEMBER 31, 1999 (INCEPTION) TO MARCH 31, 2000
               AND DECEMBER 31, 1999 (INCEPTION) TO MARCH 31, 2001

 PAGES   6-11  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
               MARCH 31, 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To  the  Board  of  Directors  of:
MSC  Group,  Inc.
(A  development  stage  company)

We have audited the accompanying consolidated balance sheet of MSC Group, Inc. and subsidiaries (a development stage company) as of March 31, 2001 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year ended March 31, 2001 and for the periods from December 31, 1999 (inception) to March 31, 2000 and December 31, 1999 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSC Group, Inc. and subsidiaries as of March 31, 2001 and the results of their operations and their cash flows for the year ended March 31, 2001 and for the periods from December 31, 1999 (inception) to March 31, 2000 and December 31, 1999 (inception) to March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's accumulated losses of $938,725 and accumulated operating cash flow deficiency of $874,137 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG  &  COMPANY,  P.A.


Los  Angeles,  CA
August 8, 2001, except for Note 9(c) and (d) which is as of November 4, 2001

                        MSC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2001
                            ------------------------

                                            ASSETS
                                            ------


CURRENT ASSETS
Cash                                                                              $  174,651
Other current receivables                                                             81,368
                                                                                 -----------
Total Current Assets                                                                 256,019
                                                                                 -----------
PROPERTY AND EQUIPMENT, NET                                                           77,019
                                                                                 -----------

TOTAL ASSETS                                                                      $  333,038
------------                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
Accrued liabilities                                                              $  109,127
Current portion of capitalized lease                                                  4,466
                                                                                 -----------
Total Current Liabilities                                                           113,593
                                                                                 -----------

Long-term Portion of Capitalized Lease                                                8,447
                                                                                 -----------
TOTAL LIABILITIES                                                                   122,040
                                                                                 -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.0001 par value, 20,000,000 shares authorized, none issued and
 Outstanding                                                                              -
Common stock, $.0001 par value, 100,000,000 shares authorized, 20,500,000
 shares issued and outstanding                                                        2,050
Additional paid in capital                                                        1,140,000
Accumulated deficit during development stage                                       (938,725)
Accumulated other comprehensive income                                                7,673
                                                                                 -----------
Total Stockholders' Equity                                                          210,998
                                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  333,038
-------------------------------------------                                      ===========


           See accompanying notes to consolidated financial statements.
                                      -2-

                        MSC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      ------------------------------------
                             AND COMPREHENSIVE LOSS
                             ----------------------


                                                          For the Period    For the Period
                                                                From          From
                                          For the Year   December 31, 1999  December 31, 1999
                                             Ended        (Inception) to    (Inception) to
                                         March 31, 2001    March 31, 2000    March 31, 2001
                                        ----------------  ----------------  ----------------
REVENUES                                $             -   $             -   $             -
                                        ----------------  ----------------  ----------------
OPERATING EXPENSES
Selling, general and administrative             912,448            26,277           938,725
                                        ----------------  ----------------  ----------------
Total Operating Expenses                        912,448            26,277           938,725
                                        ----------------  ----------------  ----------------
NET LOSS                                       (912,448)          (26,277)         (938,725)
--------

OTHER COMPREHENSIVE INCOME
Gain on foreign currency translation              7,673                 -             7,673
                                        ----------------  ----------------  ----------------
TOTAL COMPREHENSIVE LOSS                $      (904,775)  $       (26,277)  $      (931,052)
-------------------------               ================  ================  ================


Net loss per share - basic and diluted  $         (.045)            (.001)            (.047)
                                        ================  ================  ================
Weighted average number of shares
 outstanding - basic and diluted             20,126,374        20,000,000        20,100,877
                                        ================  ================  ================

        See accompanying notes to consolidated financial statements.
                                      -3-

                        MSC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FROM DECEMBER 31, 1999 (INCEPTION) TO MARCH 31, 2001
              ----------------------------------------------------

                                                                     Deficit
                                                                     Accumulated    Accumulated
                                                        Additional   During         Other
                                       Common Stock      Paid-In     Development    Comprehensive
                                     Shares    Amount    Capital     Stage          Income         Total
                                   ----------  -------  ----------  -------------   ---------  ----------
Common stock issuance              20,000,000  $ 2,000  $1,140,000  $       -        $     -   $ 1,142,000

Net loss for the period from
 December 31, 1999 (inception) to
 March 31, 2000                                                       (26,277)                    (26,277)
                                   ----------  -------  ----------  -------------   ---------  ----------

Balance, March 31, 2000            20,000,000    2,000   1,140,000    (26,277)            -     1,115,723

Recapitalization:
Stock issued to Eastward
Acquisition corporation
Stockholders                          500,000       50                                                 50

Other comprehensive income                                                            7,673         7,673

Net loss for year ended
March 31, 2001                                                        (912,448)                  (912,448)
                                   ----------  -------  ----------  -------------   ---------  -----------
BALANCE, MARCH 31, 2001            20,500,000  $ 2,050  $1,140,000  $ (938,725)     $ 7,673    $  210,998
------------------------           ==========  =======  ==========  =============   =========  ===========

  See accompanying notes to consolidated financial statements.
                                      -4-

                        MSC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FROM DECEMBER 31, 1999 (INCEPTION) TO MARCH 31, 2001
              ----------------------------------------------------

                                                                For the Period      For the Period
                                                                From                From
                                              For the Year      December 31, 1999   December 31, 1999
                                                  Ended        (Inception) to      (Inception) to
                                               March 31, 2001   March 31, 2000      March 31, 2001
                                              ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                      $      (912,448)  $       (26,277)  $      (938,725)
Depreciation                                           14,609                 -            14,609
Changes in operating assets and liabilities:
Increase in other receivables                         (81,368)                -           (81,368)
Increase in accrued liabilities                       105,068            26,279           131,347
                                              ----------------  ----------------  ----------------
Net Cash Used In Operating Activities                (874,139)                2          (874,137)
                                              ----------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property                                  (95,241)                -           (95,241)
                                              ----------------  ----------------  ----------------
Net Cash Used In Investing Activities                 (95,241)                -           (95,241)
                                              ----------------  ----------------  ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                1,151,702                 -         1,151,702
                                              ----------------  ----------------  ----------------
Net Cash Provided By Financing Activities           1,151,702                 -         1,151,702
                                              ----------------  ----------------  ----------------

INCREASE IN CASH AND CASH
 EQUIVALENTS PRIOR TO EFFECT OF
 FOREIGN CURRENCY TRANSLATION                         182,322                 2           182,324

FOREIGN CURRENCY TRANSLATION                           (7,673)                -            (7,673)
                                              ----------------  ----------------  ----------------
INCREASE IN CASH AND CASH
 EQUIVALENTS                                          174,649                 2           174,651

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                        2                 -                 -
                                              ----------------  ----------------  ----------------
CASH AND CASH EQUIVALENTS - END
 OF PERIOD                                    $       174,651   $             2   $       174,651
----------                                    ================  ================  =================

  See accompanying notes to consolidated financial statements.

                        MSC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                              --------------------



NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  ORGANIZATION
-------     -----------------------------------------------------------------

(A)  ORGANIZATION
-----------------

MSC Group, Inc., formerly Eastward Acquisition Corporation (a development stage company), ("the Company") was incorporated in the Delaware on March 24, 1999. On December 29, 2000, the Company effected a reorganization by acquiring all the outstanding common stock of Milling Systems & Concepts Private Limited ("MSC") a Singapore corporation incorporated on December 31, 1999 and its wholly owned subsidiary MSC Technologies Pte. Ltd. for 20,000,000 shares of common stock. The acquisition has been treated as an acquisition of the Company by MSC and as a recapitalization of the Company for accounting purposes. Accordingly, the financial statements include the balance sheet, which consists of the net assets of the Company and MSC at historical cost, and the statements of operations of MSC for the periods presented and of the Company from the date of reorganization. As a result of the merger the Company has adopted the March 31 fiscal year of MSC.

Activities during the development stage include raising capital and implementing its business plan.

The Company's wholly owned subsidiary MSC is involved in providing integrated and internet enabled manufacturing solutions. The Company intends to market its manufacturing solutions in the KNIGHTIA, Europe and Asia-Pacific region.

(B)  PRINCIPLES  OF  CONSOLIDATION
----------------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

(C)  USE  OF  ESTIMATES
-----------------------

In preparing financial statements in conformity with United States generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

                        MSC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                              --------------------

(D)  CASH  AND  CASH  EQUIVALENTS
---------------------------------

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E)  PROPERTY  AND  EQUIPMENT
-----------------------------

Property and equipment are stated at cost and depreciated using the strait line method over the estimated economic useful life of 2 to 5 years. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

(F)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
--------------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The carrying amounts of the Company's other receivables, accrued liabilities and capital lease payable approximates their fair value.

(G)  INCOME  TAXES
------------------

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense (benefit) recorded for the period ended March 31, 2001.

(H)  LOSS  PER  SHARE
---------------------

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". There were no common stock equivalents at March 31, 2001.

                        MSC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                              --------------------
(I)  BUSINESS  SEGMENTS
-----------------------

The  Company  applies  Statement  of  Financial  Accounting  Standards  No.  131
"Disclosures about Segments of an Enterprise and Related Information." The Company operates in one segment and therefore segment information is not presented.

(J)  NEW  ACCOUNTING  PRONOUNCEMENTS
------------------------------------

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 133, as amended by Statements No. 137 and 138, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000.

The Company believes that its adoption of these pronouncements will not have any effect on the Company's financial position or results of operations.

(K)  FOREIGN  CURRENCY  TRANSLATION
-----------------------------------

The accounts of the Company's Singapore subsidiary are translated in accordance with Statement of Financial Accounting Standard No. 52, which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as the accumulated other comprehensive adjustment in shareholders' equity.

NOTE  2     PROPERTY  AND  EQUIPMENT
-------     ------------------------

Property  and  equipment  as  of  March  31,  2001  consisted  of the following:

                    Plant and equipment             $   28,176
                    Furniture and fixtures              19,951
                    Computer equipment                  43,501
                                                        91,628
                                                       --------
                    Less: accumulated depreciation     (14,609)
                                                       --------
                    Property and equipment - net    $   77,019
                                                        =======

Depreciation  expense  for  the  year  ended  March  31,  2001  was  $14,609.

                        MSC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                              --------------------

NOTE  3     CAPITALIZED  LEASE  AGREEMENTS
-------     ------------------------------

The Company leases office equipment under capital lease agreements. The capitalized lease costs and accumulated amortization of such equipment was $14,393 and $460, respectively at March 31, 2001.

Future minimum lease payments under the capital lease are as follows at March 31, 2001:

                       Total lease payments              $     14,393
                       Less: interest portion                  (1,480)
                                                              --------
                      Obligation under capital lease     $     12,913
                                                              ========

Required payments of principal on capitalized leases at March 31, 2001, including current maturities, are summarized as follows:

                                            2002             $  4,466
                                            2003                4,468
                                            2004                  878
                                            2005                  878
                                            2006                2,223
                                                         ------------
                                                             $ 12,913
                                                         ============

Interest  expense  for  the  year  ended  March  31,  2001  was  $559.

NOTE  4     EQUITY
-------     ------

Preferred  Stock
----------------

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2001, the Company had not issued any preferred stock.

Common  Stock
-------------

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company previously known as Eastward Acquisition Corporation (See Note 1 (A) ) issued 5,000,000 shares at inception. On December 29, 2000, the Company issued 20,000,000 shares to acquire all the outstanding shares of MSC and its wholly owned subsidiary. In conjunction with this acquisition the Company repurchased 4,500,000 shares from its previous principal shareholder for $450 and subsequently retired such shares. As a result 20,500,000 shares of common stock were outstanding at March 31, 2001.

                        MSC GROUP, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                              --------------------

NOTE  5     COMMITMENTS
-------     -----------

On October 8, 2000, the Company entered into a six-month lease agreement for the rental of 10,000 square feet in Singapore. The monthly rental is $5,540 US. Within a six-month period the Company was to enter into a sales and purchase agreement to acquire the building from the landlord (See Note 9).

The purchase price for the property shall be agreed to by both parties at a price no less than the market valuation of $6,000,000 (Singapore), $3,324,000 US.

NOTE  6     AGREEMENTS
-------     ----------

On July 31, 2000, the Company signed an agreement with TPG Capital ("TPG"), a related entity (See Note 7). The agreement called for TPG to provide among other things, professional services relating to Securities and Exchange Commission filings and other securities matters.

NOTE  7     RELATED  PARTIES
-------     ----------------

TPG is a stockholder of the Company. Legal services to the Company were provided by a firm whose principal is the controlling stockholder of TPG.

NOTE  8     GOING  CONCERN
-------     --------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from operations of $938,725 and an operating cash flow deficiency of $874,139 as of March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company anticipates raising additional capital through the issuance of debt and/or equity securities. Additionally, management anticipates that operations which will commence in the fiscal year ending March 31, 2002 will generate profits to absorb overhead expenses.

NOTE  9     SUBSEQUENT  EVENTS
-------     --------------

(a) On April 8, 2001, the Company entered into an agreement with its landlord to extend the date to acquire the property described in Note 5 from April 8, 2001 to December 31, 2001.

(b) Subsequent to March 31, 2001, the Company formed eight new subsidiaries primarily to:

1. Develop manufacturing solutions and concepts.
2. Perform research, development and commercialization of energy inventions.
3. Perform venture capital funding and asset management.
4. Manufacture, develop and produce a sample or model of all types of industrial products, machinery and equipment, including die, molds, tools and jigs and fixtures.
5. Provide logistics, consulting and Internet services and to develop software.

(c) On September 19, 2001 MSC Group executed a joint venture agreement with Protolex LLC ("Protolex"), located in Washington DC to jointly develop a new motion controller for new generation milling and rapid prototyping machines. The agreement is effective for 90 days from the date of execution and the agreement may be superceded by other agreements within the 90 day time frame and may be extended based upon mutual consent of both parties. On January 23, 2002, both parties executed an extension of the original agreement for one year. Protolex is the manufacturer/producer of state of the art electronic engineering equipment. Prolotex will complete the design and development of a commercial use motor control system according to MSC Group's specification and MSC Group will fund the project with $200,000. Upon the down payment of $50,000, Protolex will provide MSC Group with a detailed project development plan to meet the three-month completion date requirement of producing a working prototype. MSC Group paid Protolex the $50,000 in October 2001. MSC Group will be responsible for the final integration and mass production of the commercial units. In accordance with the agreement, each party will own its own intellectual property for the effort. Additionally, MSC Group will grant Protolex a non-exclusive license to sell the product for a sales fee of 12%. The agreement also provides MSC Group the ability to invest up to $8 million in Protolex, representing up to a 30% ownership of Protolex, given the occurrence of certain events, as defined in the agreement. Specifically, the agreement requires MSC Group to make an initial investment in Protolex during 2001 amounting to $2 million and a $2 million investment during 2002. MSC Group did not make the initial investment during 2001.

(d) On November 4, 2001 MSC Technologies Private limited, a subsidiary of Milling Systems received an incentive grant from the Productivity and Standards Board of Singapore amounting to $385,000. The grant is to be used for the research and development of a Rapid Prototype machine from January 20, 2001 to June 20, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           The  Directors  and  Officers  of  the  Company  are  as  follows:

Name                       Age               Position
----                      -----             ------------
Dr.  Wee  Yue  Chew        54       Chairman  of  the  Board,  and Director

Mok  Siong  Cheak          42       President,  Chief  Executive  Officer and
                                    Director

Lee  Sui  Kum              36       Chief  Financial  Officer

Dr.  Lee  Keng  Ho         56       Vice  President  of  Software  and Director

Chan  Tow  Boon            33       Vice  President,  Legal  Counsel  and
                                    Director

     MSC Group's directors hold office until the next annual meeting of its shareholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of MSC Group's directors and executive officers for at least the last five years.

     DR. WEE YUE CHEW serves as Chairman of the Board of MSC Group. Dr. Wee has served as a director of Milling Systems and Chairman of its board of directors since September, 2000. From December, 1999, to September, 2000, Dr. Wee was the founder and managing partner of WYC Business Consultants, an engineering and business consultancy located in Singapore. From July 1992 to June 2001, he was the Executive Vice President of Excel Machine Tools Ltd ("Excel"), a company listed on the Singapore Exchange Securities Trading Limited ("SGX") where h e served for more than 7 years. Dr. Wee was responsible for the listing of Excel on the main board of SGX in April 1997 and the listing of Excel's Hungary operations on the Budapest and Munich Stock Exchanges in June 1999. Dr. Wee currently serves as a member on various committees in the Institute of Technical Education, the Productivity and Standards Board, Singapore Precision Engineering & Tooling Association and Singapore Productivity Association. Dr. Wee serves as an independent director of Excel and a member of its audit committee. Prior to joining Excel, Dr. Wee was the Group Deputy Managing Director of Material Handling Engineering Ltd. From August 1989 to June, 1992, a company he helped to list o n the SGX in 19 89. From August, 19 69 to July, 1989, Dr. Wee was a deputy director of the Singapore Productivity and Standards Board where he served for 20 years as a principal trainer and consultant. He was involved in promoting and implementing productivity practices to the Singapore government, government linked companies, NTUC linked companies and private sector companies such as SIA, OCBC, Singapore Telecom. Dr. Wee received his Master of Business Administration from the University of Brad ford, United Kingdom in 1978. Dr. Wee presently serves as a Director of 7 subsidiaries of MSC Group companies in Singapore.

     MOK SIONG CHEAK serves as President, Chief Executive Officer and a director of MSC Group. Mr. Mok has served as Chief Executive Officer and a director of Milling Systems since December, 1999. He is also currently the director and a shareholder in MSC Power (S) Pte Ltd and Global E-Trade Group Limited (in which he is the sole shareholder), which are involved in seeking new business ventures and performing venture capital funding activities. Prior to 1998, he served as the personal assistant to the Consul General of Vanuatu for Kuala Lumpur, Malaysia, in charge of consular activities in the South East Asia region. Mr. Mok has experience in the general management and business development for a number of companies in Malaysia. Mr. Mok presently serves as a Director of 7 subsidiaries of MSC Group companies in Singapore. In addition, he is a Director of MSC Marine (S) Private Limited, MSC Electro-mobiles (S) Private Limited, MSC Machining and Engineering Private Limited, MSC Healthcare (S) Private Limited and MSC Automation Private Limited.

     DR LEE KENG HO serves as a director and Vice President of software for MSC Group. Dr. Lee has served as a director of Milling Systems since December 1999. Dr. Lee is presently the managing partner of his own consultancy firm, which h as performed various consultancy projects in Asia, Africa and India. Prior to 1993, he served on the Boa rd of Directors in the various companies of Magnum Corporation Berhad ("Magnum"), a company listed on the Main Board of the Kuala Lumpur Stock Exchange, Malaysia. He joined Magnum in 1987 as its Computer Systems Manager. Prior to that, Dr. Lee was involved in information technology activities in various capacities for government institutions and private organizations. Dr. Lee holds a Bachelor of Science in Mathematics from University Malaya and obtained his Doctor of Philosophy in Computer Science from University of Glasgow, Scotland.

     CHAN TOW BOON serves as a director, Secretary, Vice President and legal counsel for MSC Group. Mr. Chan has served as a director of Milling Systems since December, 1999. He is presently the Managing Director of a number of private limited companies incorporated in Malaysia, which are involved in property investment, insurance and gaming agency businesses. Mr. Chan holds a law degree from University of Woolverhampton in the United Kingdom.

     LEE SUI KUM serves as Chief financial Officer for MSC Group. Ms. Lee has more than 18 years of experience in the finance and accounting field. She was Corporate Planning and Finance Director of JSD Construction Pte. Ltd., a company involved in construction activities in Singapore and she is a partner of NPB Consultants, which provides independent consultancy advisory services to small and medium sized companies. From 1983 to 1998, she was Group Finance and Administration Director of Pacific Vinitex Pte. Ltd where she was in charge of finance, administration, human resource and strategic planning of the Pacific Vinitex Group. Ms. Lee holds a bachelor of Science (Business Administration) from Oklahoma City University.

There is a key man life insurance policy on Mok Siong Cheak in the amount of $1,000,000 of which MSC Group is the beneficiary. No other policies of this nature are in effect at this time with respect to any other directors, officers or control persons.

Item  10.  Executive  Compensation

No officer or director received compensation from MSC Group in excess of $100,000 during the fiscal year ended March 31, 2001.

                           SUMMARY COMPENSATION TABLE

Name  and  Principal  Position          Year           Salary
                                        ----           ------

Mr.  Mok  Siong  Cheak                  2001           $85,000


In addition to Mr. Mok's annual salary, MSC Group also paid Mr. Mok $13,333 as a housing allowance for the year ended March 31, 2001. MSC Group also agreed to pay reimburse Mr. Mok for traveling expenses if and when he travels overseas for business related to MSC Group.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of March 31, 2001, each person known by MSC Group to be the beneficial owner of five percent or more of MSC Group's common stock and the directors and officers of MSC Group. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.



                                   Shares of
                                 Common stock                    Percentage of Shares of
Name, Position and Address     Beneficially Owned                    Class Owned (1)
-----------------------------  ------------------                ------------------------
Dr. Wee Yue Chew                       1,000,000                          4.9%
Chairman, Director

Mok Siong Cheak                        6,745,000(2)                      32.9%
President, Chief Executive
Officer, Director

Dr. Lee Keng Ho (3)                    1,000,000                          4.9%
Vice President, Director

Chan Tow Boon (3)                        500,000                         2 .4%
Secretary, Treasurer,
Vice President

Lee Sui Kum                               50,000(4)                         *
Chief Financial Officer

Lee Lay Sire                           1,000,000                          4.9%

Milling Systems &
Concepts (Malaysia) Sdn.
Bhd. (3)                               1,000,000                          4.9%

Wong Kum Ying                          1,000,000                          4.9%

All Success Enterprises Ltd.           1,000,000                          4.9%

Hung Lea Ping (5)                      3,000,000                         14.6%

MSC Power (S) Pte.                     3,000,000                         14.6%
Ltd. (2)

Global E-Trade Group                   4,500,000                         22.0%
Limited (2)

All executive officers
and directors as a
group (5 persons)                      9,295,000                         45.3%
_____________
* Represents less than 1%

(1)  Based  upon  20,500,000  shares  outstanding as of the date of this report.

(2) Includes 745,000 shares owned directly by Mr. Mok, 3,000,000 shares owned by MSC Power (S) Pte. Ltd. of which Mr. Mok is a 50% owner and of which he may be deemed the beneficial holder and 4,500,000 shares owned by Global E-Trade Group Limited of which Mok is 10 0% owned and may be deemed the beneficial holder.

(3) Dr. Lee Keng Ho, a director of MSC Group, and Chan Tow Boon, a director of MSC Group each own 33.33% of Milling Systems & Concepts (Malaysia) Sdn. Bhd.

(4)  Includes  50,000  shares  owned  directly  by  Miss  Lee  Sui  Kum

(5) Hung Lea Ping is the wife of Mok Siong Cheak, the president and a director of MSC Group, and is also a 50% owner of M SC Power (S) Pte. Ltd.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Milling Systems & Concepts Sdn. Bhd. was registered in Malaysia to set up a design and rapid prototyping center. Its directors are Dr. Lee Keng Ho, Mr. Chan Tow Boon and Mr. Wong Kum Wah. Milling Systems & Concepts Sdn. Bhd. is a shareholder of MSC Group.

     Legal services to MSC Group were provided by Cassidy & Associates whose principal , James M. Cassidy, is the controlling stock holder of TPG
Corporation,  a  stockholder  of  MSC  Group.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits


(b) Reports  on  Form  8-K

    None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MSC  GROUP,  INC.


                By:      /s/ Mok Siong Cheak
                         _______________________
                         Mok  Siong  Cheak
                         President

                         /s/ Lee Sui Kum
                         _______________________
                         Lee  Sui  Kum
                         Chief  Financial  Officer

Dated:  February 13,  2002

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                         OFFICE                         DATE


/s/  Wee Yue Chew            Director                    February 13,  2002
Dr.  Wee  Yue  Chew

/s/ Mok Siong Cheak          Director                    February 13,  2002
Mok  Siong  Cheak


/s/  Lee Keng Ho             Director                    February 13,  2002
Dr.  Lee Keng Ho

/s/ Chan Tow Boon            Director                    February 13,  2002
Chan  Tow  Boon