Form 10QSB
period 2001-06-30
MSC GROUP INC
filed 2002-08-12
CIK 1107573

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   June 30, 2001
or

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

                        29/31 Gul Avenue
                        Singapore City
                       Singapore 629699
         (Address of principal executive offices  (zip code))

                         011 65 863 6626
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes                                   No  X

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                               Outstanding at June 30, 2001
Common Stock,  $0.0001                           21,549,000

          PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



               MSC GROUP, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)


                          CONTENTS

PAGE	1     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE
              30, 2001 (UNAUDITED) AND MARCH 31, 2001

PAGE	2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              AND COMPREHENSIVE LOSS FOR THE THREE MONTHS
              ENDED JUNE 30, 2001 AND 2000 (UNAUDITED) AND FOR THE
              PERIOD FROM DECEMBER 31, 1999 (INCEPTION) THROUGH
              JUNE 30, 2001 (UNAUDITED)

PAGE	3     CONDENSED CONSOLIDATED STATEMENT OF
              STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED
              JUNE 30, 2001 (UNAUDITED)

PAGE	4     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
              (UNAUDITED) AND PERIOD FROM DECEMBER 31, 1999
              (INCEPTION) THROUGH JUNE 30, 2001 (UNAUDITED)

PAGES 5 - 9   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS (UNAUDITED)

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONOLIDATED BALANCE SHEETS
                    ------------------------------------

                                 ASSETS
                                 ------
                                         June 30, 2001    March 31, 2001
                                         (Unaudited)
                                         --------------   --------------
CURRENT ASSETS
 Cash                                     $     958,206    $     174,651
 Other current receivables                      162,532           81,368
                                           ------------      ------------
    Total Current Assets                      1,120,738          256,019
                                           ------------      ------------

PROPERTY AND EQUIPMENT, NET                     151,618           77,019
                                           ------------      ------------

TOTAL ASSETS                              $   1,272,356      $   333,038
                                           ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities  $     228,544      $   109,127
Due to directors                                109,289             -
Current portion of capitalized leases            23,479            4,466
                                           ------------      ------------
     Total Current Liabilities                  361,312          113,593
                                           ------------      ------------

Long-term portion of capitalized leases          44,756            8,447
                                           ------------      ------------
TOTAL LIABILITIES                               406,068          122,040
                                           ------------      ------------

STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par value,
  20,000,000 shares authorized, none
  issued and outstanding                           -               -
Common stock, $.0001 par value,
  100,000,000 shares authorized,
  21,549,000 and 20,500,000 shares
  issued and outstanding, respectively             2,155            2,050
Additional paid-in capital                     2,187,895        1,140,000
Accumulated deficit during development stage  (1,319,893)        (938,725)
Accumulated other comprehensive (loss) income     (3,869)           7,673
                                             ------------     ------------
   Total Stockholders' Equity                    866,288          210,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,272,356      $   333,038
------------------------------------------   ===========      ===========

          See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONOLIDATED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE LOSS
                          ----------------------
                                 (UNAUDITED)

                                                                        For the Period
                                                                        Period from
                                                                        December 31,
                                      For the Three     For the Three   1999 (Incep-
                                       Months Ended     Months Ended    tion) Through
                                      June 30, 2001     June 30, 2000   June 30, 2001
                                      -------------     -------------   ---------------
REVENUES                              $      -          $      -        $     -
                                      -------------     -------------   ---------------

OPERATING EXPENSES
Selling, general and administrative       381,168              -            1,319,893
                                      -------------     -------------   ---------------
  Total Operating Expenses                381,168              -            1,319,893
                                      -------------     -------------   ---------------
NET LOSS	                         (381,168)                         (1,319,893)
----------------------------
OTHER COMPREHENSIVE INCOME
 Loss on foreign currency translation     (11,542)             -               (3,869)
                                      -------------     -------------   ---------------
TOTAL COMPREHENSIVE LOSS              $  (392,710)      $      -        $  (1,323,762)
------------------------              =============     =============   ===============

Net loss per share - basic
   and diluted                        $    (.02)        $      -        $      (.07)
                                      =============     =============   ===============

Weighted average number of shares
  outstanding - basic and diluted       21,154,912         20,000,000       19,933,617
                                      =============     =============   ===============

          See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED JUNE 30, 2001
                      ----------------------------------------
                                   (UNAUDITED)

                                                   Deficit        Accumulated
                                                   Accumulated    Other Com-
                                      Additional   During         prehensive
                    Common Stock      Paid-In      Development    Income
                 Shares      Amount   Capital      Stage          (Loss)    Total
                 ----------  ------   ----------   ------------   -------   ---------
Balance,
March 31, 2001   20,500,000  $2,050   $1,140,000   $  (938,725)   $ 7,673   $ 210,998

Other comprehensive
  loss                -         -          -             -        (11,542)    (11,542)

Stock issued
 for cash         1,049,000     105    1,047,895         -           -      1,048,000

Net loss for the
three months ended
June 30, 2001        -           -          -         (381,168)      -       (381,168)
                 ---------    ------   ----------  -----------    --------   ---------
BALANCE,
JUNE 30, 2001    21,549,000  $2,155   $2,187,895   $(1,319,893)   $(3,869)   $866,288
-------------    ==========  =======  ==========   =============  ========== =========


          See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                                 (UNAUDITED)

                                                                  For the
                                                                  Period from
                                       For the      For the       December 31,
                                       Three Months Three Months  1999 (Inception)
                                       Ended June   Ended June    Through
                                       30, 2001     30, 2000      June 30, 2001
                                       --------     --------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                             $ (381,168)   $     -       $(1,319,893)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
 Depreciation                             16,013          -            30,622
Changes in operating assets and
liabilities:
  Increase in other current receivables  (81,165)         -          (162,533)
  Increase in accounts payable and
    accrued liabilities                  119,417          -           250,764
                                        ---------     --------     ------------
      Net Cash Used In
        Operating Activities            (326,903)         -        (1,201,040)
                                        ---------     --------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                  (35,289)         -          (130,530)
                                        ---------     --------     ------------
       Net Cash Used In
         Investing Activities            (35,289)         -          (130,530)
                                        ---------     --------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in due to directors            109,289          -           109,289
 Sale of common stock                  1,048,000          -         2,199,702
                                        ---------     --------      -----------
        Net Cash Provided By
          Financing Activities         1,157,289          -         2,308,991
                                        ---------     --------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS
PRIOR TO EFFECT OF FOREIGN
CURRENCY TRANSLATION                     795,097          -           977,421

FOREIGN CURRENCY TRANSLATION             (11,542)         -           (19,215)
                                        ---------     --------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS     783,555         -           958,206

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                     174,651        500              -
                                        ---------     --------      -----------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                        $  958,206      $  500       $ 958,206
---------------------------            ===========     ==========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------
The Company acquired $33,650 of equipment through capital leases.


          See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 -----------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

MSC Group, Inc., formerly Eastward Acquisition Corporation (a development stage company), ("the Company") was incorporated in the Delaware on March 24, 1999. On December 29, 2000, the
Company effected a reorganization by acquiring all the outstanding common stock of Milling Systems & Concepts Private Limited
("MSC") a Singapore corporation incorporated on December 31, 1999 and its wholly owned subsidiary MSC Technologies Pte. Ltd. for 20,000,000 shares of common stock. The acquisition has been treated as an acquisition of the Company by MSC and as a recapitalization of the Company for accounting purposes. Accordingly, the financial statements include the balance sheet, which consists of the net assets of the Company and MSC at historical cost. As a result of the merger the Company has adopted the March 31 fiscal year of MSC.

Activities during the development stage include raising capital and implementing its business plan.

The Company's wholly owned subsidiary MSC is involved in providing integrated and internet enabled manufacturing solutions. The Company intends to market its manufacturing solutions in the NAFTA, Europe and Asia-Pacific region.

On April 14, 2001, MSC formed MSC Precision Pte. Ltd., a
Singapore corporation, to develop manufacturing solution and concepts for use by the machine manufacturing industry, design and service centers, mold and die industry and jigs and tooling manufacturers.

On April 19, 2001, MSC formed MSC Industries (Shanghai) Co. Ltd., a Republic of China corporation, to develop and manufacture dies, molds, tools, jigs and fixtures.

On June 7, 2001, MSC formed MSC Solar Systems Pte. Ltd., a
Singapore corporation, to research, develop and commercialize energy inventions.

On June 28, 2001, MSC formed MSC (Beijing) Logistics Technology
Co. Ltd., a Republic of China corporation, to provide logistics and consulting services and to develop software.

The newly formed MSC subsidiaries did not have any revenue for the three months ended June 30, 2001.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                              -----------

(B) Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

(C) Use of Estimates

In preparing the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Per Share Data

Basic loss per share is based on the net loss divided by the weighted average number of shares outstanding. Diluted loss per common shares is adjusted to reflect the incremental number of shares issuable under stock-based compensation plans and contingently issuable shares, if such adjustments are dilutive. There were no common stock equivalents included in diluted loss per share, as their effect would be anti-dilutive.

(E) Interim Condensed Consolidated Financial Statements

The condensed consolidated financials statements as of June 30, 2001 and for the three months ended June 30, 2001 and 2000 and for the period from December 31, 1999 (inception) through June 30, 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

(F) Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $381,168 and a negative cash flow from operations of

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                              -----------

$326,903 for the three months ended June 30, 2001, and has an accumulated deficit of $1,319,893 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company anticipates raising additional capital through the issuance of debt and/or equity securities. Additionally, management anticipates that operations which will commence in the fiscal year ending March 31, 2003, will generate profits to absorb overhead expenses.

NOTE 2 AGREEMENT

On December 27, 2001, the Company entered into an agreement with its landlord to extend the date to acquire property currently leased by the Company to December 31, 2002. The purchase price of the property shall be agreed to by both parties at a price no less than the market valuation of $6,000,000 (Singapore).

NOTE 3 RELATED PARTY TRANSACTION

Included in other current receivables in the accompanying condensed consolidated balance sheet at June 30, 2001 are advances to directors amounting to $43,872 for establishing the new operations in China. The amounts were expensed in the second fiscal quarter when the subsidiary was formed.

Also included in other current receivables at June 30, 2001 are advances to directors of $97,872 for establishing new operations in Singapore. The amounts were expensed in the second fiscal quarter when the subsidiaries were formed.

Due to directors at June 30, 2001 of $109,289 consists of $27,030 of expenses paid on the Company's behalf and an $82,259 overpayment for the purchase of common stock

NOTE 4 SUBSEQUENT EVENTS

(A)    MSC formed the following subsidiaries subsequent to June 30, 2001:

On July 7, 2001, MSC formed I-MSC.com Pte. Ltd., a
Singapore corporation, to provide internet services and to develop, integrate and deliver enterprise-wide business intelligent solutions and software applications.

On July 7, 2001, MSC formed MSC Ventures Group (S) Pte.
Ltd., a Singapore corporation, to perform venture capital funding and asset management.

On August 16, 2001, MSC formed MSC Design Pte. Ltd., a
Singapore corporation, to design prototypes for appliances.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                                -----------

On August 16, 2001, MSC formed MSC Prototyping (S) Pte.
Ltd., a Singapore corporation, to manufacture, develop and produce a sample or model of all types of industrial products, machinery, equipment or devices and other ancillary activities, appliances and services in connection therein.

On January 1, 2002, MSC acquired Modern Handling
Equipment (Thai) Ltd., ("MHE") a Thailand corporation, for approximately $25,000. MHE provides marketing and after-sale service support. The acquisition was accounted for under the purchase method and the excess of the net assets acquired over the purchase price resulted in negative goodwill of approximately $27,000. The negative goodwill was applied to reduce the basis of the equipment acquired.

On January 1, 2002, MSC acquired MSC Automation Pte. Ltd., ("Automation") a Singapore corporation, for approximately $1,400. Automation designs automation systems for industrial use. The acquisition was accounted for under the purchase method and the excess of purchase price over the net assets acquired of approximately $16,000 is goodwill. Due to the operating losses of Automation after the acquisition, the goodwill was subsequently written off as impaired.

(B) On September 19, 2001 MSC Group executed a joint venture agreement with Protolex LLC ("Protolex"), located in Washington DC to jointly develop a new motion controller for new generation milling and rapid prototyping machines. The agreement is effective for 90 days from the date of execution and the agreement may be superceded by other agreements within the 90-day time frame and may be extended based upon mutual consent of both parties. On January 23, 2002, both parties executed an extension of the original agreement for 1 year. Protolex LLC is the manufacturer/producer of state of the art electronic engineering equipment. According to the agreement, Protolex will complete the design and development of a commercial use motor control system according to MSC
Group's specification and MSC Group will fund the project with $200,000. Upon the down payment of $50,000, Protolex was to provide MSC Group with a detailed project development plan to meet a three-month completion date requirement of producing a working prototype. MSC Group paid Protolex the $50,000 on October 1, 2001 and also paid $50,000 on January 31, 2002.
MSC Group will be responsible for the final integration and mass production of the commercial units. In accordance with the agreement, each party will own its own intellectual property for the effort. Additionally, MSC Group will grant Protolex a non-exclusive license to sell the product for a sales fee of 12%. The timetable to meet the terms of the joint venture agreement has been temporarily delayed due to technical issues in the manufacturing process. Both parties are aware of the issues and the project is expected to continue in the second quarter of fiscal year 2003. There have been no revisions to the agreement as a result of the issues. The agreement also provides MSC Group the ability to invest up to $8 million in Protolex, representing up to 30% ownership of Protolex, given the occurrence of certain

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                              -----------

events, as defined in the agreement. Specifically, the agreement requires MSC Group to make an initial investment in Protolex during 2001 amounting to $2 million and a $2 million investment during 2002. MSC Group did not make any of the investments.
As discussed above, the timetable to meet the terms of the joint venture agreement has been temporarily delayed and there have been no changes to the original agreement.

(C) On November 4, 2001 MSC Technologies Private Limited, a subsidiary of Milling Systems received an incentive grant from the Productivity and Standards Board of Singapore to receive grants up to approximately $385,000. The grant is to be used for the research and development of a Rapid Prototype machine from January 20, 2001 to June 30, 2002. On February 8, 2002, the Company received approximately $92,000 of the grant for reimbursement of expenses incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion is intended to provide an analysis of the Company's financial condition and plan of operation and should be read in conjunction with the Company's condensed financial statements and its related notes. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the growth of the Company, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

     Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, these expectations and assumptions may not prove to be correct.

Plan of Operation

     As of June 30, 2001, the Company had not received any revenues from operations.

     MSC Group, Inc. is a holding company with one wholly-owned subsidiary, Milling Systems & Concepts Private Limited (a Singapore corporation). As of June 30, 2001, Milling Systems & Concepts Private Limited had five subsidiaries and as of August 16, 2001, it had nine subsidiaries.

         Subsidiary                     Date of              Country of
                                        Formation            Registry
--------------------------------------  -----------------    ----------
MSC Technologies Private Limited        November 14, 2000    Singapore
MSC Precision Private Limited           April 14, 2001       Singapore
MSC Industries (Shanghai) Co., Limited  April 19, 2001       China
MSC Solar Systems Private Limited       June 7, 2001         Singapore
Beijing MSC Logistics
    Technology Co., Limited             June 28, 2001        China
MSC Ventures Group (S) Private Limited  July 7, 2001         Singapore
I-MSC.COM Private Limited               July 7, 2001         Singapore
MSC Rapid Prototyping (S)
    Private Limited                     August 16, 2001      Singapore
MSC Design Private Limited              August 16, 2001      Singapore

     As of June 30, 2001, none of these subsidiaries had generated revenues. Beginning in November, 2001, MSC Design Pte. Ltd. generated revenues.

     Although the Company has one user of its equipment, who uses the equipment for functional tests of capability and software friendliness, the Company does not have any sales, customers or orders. The Company recently completed the beta testing of its two products, the MSC RP 2000 and MSC Molding 2000, and is beginning their marketing.

     During May 2001, MSC Group enlarged its Internet web site in order to participate in the worldwide trend towards more electronic trade. The web site is located at www.mscgroup-usa.com and www.i-msc.com.

     The MSC RP 2000 System is a high-speed milling machine capable of producing within hours a wood, wax, plastic, light alloy or aluminum prototype, sample or specimen of any object from a 3-dimensional drawing.
The MSC Molding 2000 is also a high-speed milling machine that produces a mold or jig from plastic, light alloy or aluminum and can cut or mill and produce very small features not usually available on traditional computerized numeric control machines which commonly can only produce a single product during each manufacturing run.

     The Company's activities have been financed by the sales of its common stock. For the fiscal year ended March 31, 2001, capital contribution from the sale of the Company's common stock was $1,151,702. In the period April 1, 2001 to June 30, 2001, the Company sold 1,049,000 shares of its common stock at $1.00 per share.

     The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets
and satisfaction of liabilities in the normal course of business.   For the
three months ended June 30, 2001, the Company had a net loss of $381,168 and a negative cash flow from operations of $326,903. At June 30, 2001, the Company had an accumulated deficit of $1,319,893 arising from general administration and start-up expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company anticipates that it will need to raise additional capital in the next twelve months to continue its plan of operations through the issuance of debt and/or equity securities. Management anticipates that operations will commence in the fiscal year ending March 31, 2003 which will generate revenues possibly sufficient to meet operating overhead expenses. There is no assurance that revenues will commence by fiscal year end March 31, 2003, or ever, or if commenced, such revenues will be sufficient to cover expenses.

     From any revenues or capital contributions it receives, if any, the Company intends to make investments in research and development and marketing of its products. The Company anticipates that by the year 2003, it will start development of audio and video products, motion controller cards, wireless
PDAs and e-tablets, interacting software for machine to machine communication. Any such research and development is dependent upon the ability of the Company to generate revenue either through sale of its securities or the start of the
sale of its products.   In addition marketing and research, the Company intends
to spend funds, when and if available, on construction of a manufacturing and office complex and new equipment.

     There is no assurance that the Company can raise additional funds either through additional sales of its securities nor through the sale of any of its products.

     In March, 2001, the Company applied to the United States Patent Office for three provisional patents:

          60/275,497     A method and apparatus for producing a prototype
          60/275,497     A prototype production system and method
          60/275-873     A data processing system for implementing an
                         exchange

     As of June 30, 2001, the Company had 10 full time employees and by March 31, 2002, the Company had 44 full time employees.

Subsequent Events

     On September 19, 2001 MSC Group executed a joint venture agreement with Protolex LLC ("Protolex"), located in Washington D.C. to jointly develop a new motion controller for new generation milling and rapid prototyping machines. The agreement is effective for 90 days from the date of execution and the agreement may be superceded by other agreements within the 90-day time frame and may be extended based upon mutual consent of both parties. On January 23, 2002, both parties executed an extension of the original agreement for 1 year. Protolex LLC is the manufacturer/producer of state of the art electronic engineering equipment. According to the agreement, Protolex will complete the design and development of a commercial use motor control system according to MSC Group's specification and MSC Group will fund the project with $200,000. Upon the down payment of $50,000, Protolex was to provide MSC Group with a detailed project development plan to meet a three-month completion date requirement of producing a working prototype. MSC Group paid Protolex the $50,000 on October 1, 2001 and also paid $50,000 on January 31, 2002.
MSC Group will be responsible for the final integration and mass production of the commercial units. In accordance with the agreement, each party will own its own intellectual property for the effort. Additionally, MSC Group will grant Protolex a non-exclusive license to sell the product for a sales fee of 12%. The timetable to meet the terms of the joint venture agreement has been temporarily delayed due to technical issues in the manufacturing process. Both parties are aware of the issues and the project is expected to continue in the second quarter of fiscal year 2003. The agreement also provides MSC Group the ability to invest up to $8 million in Protolex, representing up to 30% ownership of Protolex, given the occurrence of certain events, as defined in the agreement. Specifically, the agreement requires
MSC Group to make an initial investment in Protolex during 2001 amounting to $2 million and a $2 million investment during 2002. MSC Group did not make any of the investments. The timetable to meet the terms of the joint venture agreement has been temporarily delayed and there have been no changes to the original agreement.

     On September 23, 2001, the Company entered into a joint venture agreement with two subsidiaries of a Chinese holding company for the establishment of a precision molding making company to be based in Jinan, China. Further action on this agreement was postponed until July, 2002.

     In October 2001, he Company purchased five sets of Catia V5 Product Lifecycle Management software from IBM Singapore for use in Singapore for approximately $60,000. The Catia V5 shall be resident in MSC i-MSC.com's collaborative portal where designers, engineers, manufacturers, and suppliers can meet to procure, request, supply, change designs or specification, finalize manufacturing contracts and supervise manufacturing "virtually" on the internet without having a physical presence in the workshop. The Catia V5 is the leading engineering platform used by some of the world's leading engineering companies in automotive, aerospace and marine sectors.

     On November 4, 2001 MSC Technologies Private Limited received an incentive grant from the Productivity and Standards Board of Singapore amounting to $385,000. The grant is to be used for the research and development of a rapid prototyping machine from January 20, 2001 to June 20, 2002. During 2001, MSC Group launched a series of research and development projects in Singapore with the intent to develop several key technologies in the milling and rapid prototyping industry. On July 11, 2002, the Company obtained an extension of the grant until December 2002 due to the debugging of the system.

     On January 1, 2002, the Company acquired:

     Modern Handling Equipment (Thai) Ltd., a Thailand corporation, for approximately $25,000. Modern Handling Equipment provides marketing and after-sale service support.

     MSC Automation Pte. Ltd., a Singapore corporation, for approximately $1,400. MSC Automation Pte designs automation systems for industrial use.

PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not aware of any legal proceedings pending or threatened against it.

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

(b) Reports on Form 8-K

         None

                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MSC GROUP, INC.

                                     By: /s/ Steven Mok
                                     President
                                     Dated:  August 12, 2002


                                     By: /s/ Tan Cant Wee
                                     Chief Financial Officer and
                                     Principal Accounting Officer
                                     Dated: August 12, 2002

                  CERTIFICATIONS


     By execution below, the Chief Executive Officer and the Chief Financial Officer hereby certify that the Quarterly Report on Form 10-QSB for the period ending June 30, 2001, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.



                                     By:  /s/ Steven Mok
                                     Chief Executive Officer
                                     Dated:  August 12, 2002


                                     By:  /s/ Tan Cant Wee
                                     Chief Financial Officer
                                     Dated: August 12, 2002