Form 10QSB
period 2001-09-30
MSC GROUP INC
filed 2002-08-12
CIK 1107573

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   September 30, 2001
or

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
              Yes                                   No  X

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                               Outstanding at September 30, 2001
Common Stock,  $0.0001                           21,718,300

          PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



               MSC GROUP, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)


                          CONTENTS

PAGE	1     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER
              30, 2001 (UNAUDITED) AND MARCH 31, 2001

PAGE	2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS
              ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED) AND FOR
              THE PERIOD FROM DECEMBER 31, 1999 (INCEPTION) THROUGH
              SEPTEMBER 30, 2001 (UNAUDITED)

PAGE	3     CONDENSED CONSOLIDATED STATEMENT OF
              STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED
              SEPTEMBER 30, 2001 (UNAUDITED)

PAGE	4     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              (UNAUDITED) AND FOR THE PERIOD FROM DECEMBER 31, 1999
              (INCEPTION) THROUGH SEPTEMBER 30, 2001 (UNAUDITED)

PAGES 5 - 9   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS (UNAUDITED)

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONOLIDATED BALANCE SHEETS
                    ------------------------------------

                                 ASSETS
                                 ------
                                          September 30,
                                               2001           March 31,
                                            (Unaudited)          2001
                                         --------------     ------------

CURRENT ASSETS
  Cash                                    $     505,477    $     174,651
  Inventories                                     1,223             -
  Other current receivables                      87,995           81,368
                                           ------------      ------------
    Total Current Assets                        594,695          256,019
                                           ------------      ------------

PROPERTY AND EQUIPMENT, NET                     306,046           77,019
                                           ------------      ------------

TOTAL ASSETS                              $     900,741      $   333,038
------------                               ============      ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities  $     237,239      $   109,127
Due to directors                                127,211             -
Current portion of capitalized leases            33,345            4,466
                                           ------------      ------------
     Total Current Liabilities                  397,795          113,593
                                           ------------      ------------
Long-term portion of capitalized leases          63,257            8,447
                                           ------------      ------------
TOTAL LIABILITIES                               461,052          122,040
                                           ------------      ------------

STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par value,
  20,000,000 shares authorized, none
  issued and outstanding                           -               -
Common stock, $.0001 par value,
  100,000,000 shares authorized,
  21,718,300 and 20,500,000 shares
  issued and outstanding, respectively             2,172            2,050
Additional paid-in capital                     2,357,462        1,140,000
Accumulated deficit during development stage  (1,989,434)        (938,725)
Accumulated other comprehensive income            69,489            7,673
                                             ------------     ------------
   Total Stockholders' Equity                    439,689          210,998
                                             ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  900,741      $   333,038
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

                                                                        For the
                                                                        Period From
                                                                        December
                    For the        For the      For the     For the     31, 1999
                    Three Months   Thee Months  Six Months  Six Months  (Inception)
                    Ended          Ended        Ended       Ended       Through
                    September      September    September   September   September
                    30, 2001       30, 2000     30, 2001    30, 2000    30, 2001
                    ------------   -----------  ----------  ----------  -----------
REVENUES            $      -       $      -     $     -     $   -       $   -
                    ------------   -----------  ----------  ----------  -----------
OPERATING EXPENSES
Selling, general
and administrative      669,541           -       1,050,709      -         1,989,434
                    ------------   -----------   ----------  ----------   -----------
Total Operating
   Expenses             669,541           -       1,050,709      -         1,989,434
                    ------------   -----------   ----------  ----------   -----------
NET LOSS               (669,541)          -      (1,050,709)     -        (1,989,434)
-------------------
OTHER COMPREHENSIVE
INCOME
 Gain on foreign
  currency translation   73,358           -          61,816       -           69,489
                     ------------   -----------   ----------  ----------   -----------
TOTAL COMPREHENSIVE
LOSS                 $ (596,183)    $     -      $ (988,893)  $   -       $(1,919,945)
-------------------  =============  ==========   ===========  =========   ============
Net loss per share -
 basic and diluted   $    (.03)     $      -     $    (.05)   $   -        $   (.10)
                     ============   ==========   ===========  =========    ============
Weighted average
 number of shares
 outstanding - basic
 and diluted          21,648,517    20,000,000   21,406,413    20,000,00    20,181,480
                     ============   ==========   ===========   =========    ===========

          See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
                    -------------------------------------------
                                 (UNAUDITED)

                                                   Deficit
                                                   Accumulated    Accumulated
                                      Additional   During         Other Com-
                    Common Stock      Paid-In      Development    prehensive
                 Shares      Amount   Capital      Stage          Income      Total
                 ----------  ------   ----------   -----------    --------  ----------
Balance,
March 31, 2001   20,500,000  $2,050   $1,140,000   $ (938,725)    $ 7,673   $  210,998

Other comprehensive
  income                -        -          -             -        61,816       61,816

Common stock
 issued for cash  1,218,300     122    1,217,462          -           -      1,217,584

Net loss for the
six months ended
September 30, 2001      -         -         -       (1,050,709)      -      (1,050,709)
                 ---------    ------   ----------  -----------    --------   ---------
BALANCE,
September
30, 2001         21,718,300  $2,172   $2,357,462   $(1,989,434)   $ 69,489   $ 439,689
------------     ==========  =======  ==========   =============  ========== =========


          See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                                 (UNAUDITED)

                                                                  For the
                                                                  Period from
                                       For the      For the       December 31,
                                       Six Months   Six Months    1999 (Inception)
                                       Ended Sept.  Ended Sept.   Through
                                       30, 2001     30, 2000      Sept. 30, 2001
                                       --------     --------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                             $(1,050,709)  $   -        $ (1,989,434)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
 Depreciation                             45,944        -              60,553
 Provision for bad debts                  95,903        -              95,903
Changes in operating assets and
  liabilities:
  Increase in other current receivables (102,530)       -            (183,898)
  Increase in inventories                 (1,223)       -              (1,223)
  Increase in accounts payable and
    accrued liabilities                  128,112        -             259,459
                                        ---------     --------     -----------
         Net Cash Used In
           Operating Activities         (884,503)       -          (1,758,640)
                                        ---------     --------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                 (119,309)       -            (214,550)
                                        ---------     --------     -----------
         Net Cash Used In
           Investing Activities         (119,309)       -            (214,550)
                                        ---------     --------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of common stock                 1,217,584        -           2,369,286
 Payments on capital leases              (71,973)       -             (71,973)
 Increase in due to directors            127,211        -             127,211
                                        ---------     --------      ----------
          Net Cash Provided
            By Financing Activities    1,272,822        -           2,424,524
                                        ---------     --------     -----------
INCREASE IN CASH AND CASH EQUIVALENTS
PRIOR TO EFFECT OF FOREIGN
CURRENCY TRANSLATION                     269,010        -             451,334

FOREIGN CURRENCY TRANSLATION              61,816        -              54,143
                                        ---------     --------     -----------
INCREASE IN CASH AND CASH EQUIVALENTS    330,826        -             505,477

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                    174,651        500              -
                                        ---------     --------      ----------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                        $ 505,477      $ 500         $ 505,477
---------------------------           ===========    ==========    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------
The Company acquired $62,017 of equipment through capital leases.


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

The newly formed MSC subsidiaries did not have any revenue for the six months ended September 30, 2001.

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

(E) Interim Condensed Consolidated Financial Statements

The condensed consolidated financials statements as of September 30, 2001 and for the three and six months ended September 30, 2001 and 2000 and for the period from December 31, 1999 (inception) through September 30, 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended September 30, 2001 are not

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 -----------

necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

(F) Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business $884,503 for the six months ended September 30, 2001, and has an accumulated deficit of $1,989,434 at September 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company anticipates raising additional capital through the issuance of debt and/or equity securities. Additionally, management anticipates that operations which will commence in the fiscal year ending March 31, 2003, will generate profits to absorb overhead expenses.

NOTE 2    AGREEMENTS

(A) On December 27, 2001, the Company entered into an agreement with its landlord to extend the date to acquire property currently leased by the Company to December 31, 2002. The purchase price of the property shall be agreed to by both parties at a price no less than the market valuation of $6,000,000 (Singapore).

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

NOTE 3 RELATED PARTY TRANSACTION

Also included in other current receivables at September 30, 2001 are advances to directors and employees of $123,647 for establishing new operations in China. The Company has a reserve of $95,903 relating to amounts advanced to an ex-director who is no longer with the Company. The Company is aggressively pursuing the repayment of the amount owed by the ex-director.

Due to directors at September 30, 2001 of $127,211 consists of $29,573 of expenses paid on the Company's behalf, $16,984 for director's fees and an $80,654 overpayment for the purchase of common stock.

NOTE 4 SUBSEQUENT EVENTS

(A) MSC acquired the following subsidiaries subsequent to September 30, 2001:

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

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 -----------

(B) On November 4, 2001 MSC Technologies Private Limited, a subsidiary of Milling Systems received an incentive grant from the Productivity and Standards Board of Singapore to receive grants up to approximately $385,000. The grant is to be used for the research and development of a Rapid Prototype machine from January 20, 2001 to June 30, 2002. On February 8, 2002, the Company received approximately $92,000 of the grant for reimbursement of expenses incurred.

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

Plan of Operation

     As of September 30, 2001, the Company had not received any revenues from operations.

     MSC Group, Inc. is a holding company with one wholly-owned subsidiary, Milling Systems & Concepts Private Limited (a Singapore corporation). As of September 30, 2001, Milling Systems & Concepts Private Limited had nine subsidiaries.

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

     As of September 30, 2001, none of these subsidiaries had generated revenues. Beginning in November, 2001, MSC Design Pte.
Ltd. generated revenues.

     Although the Company has one user of its equipment, who uses the equipment for functional tests of capability and software friendliness, the Company does not have any sales, customers or orders. The
Company completed the beta testing of its two products, the MSC RP
2000 and MSC Molding 2000, and is beginning their marketing.

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

     The Company's activities have been financed by the sales of its common stock. For the fiscal year ended March 31, 2001, capital contribution from the sale of the Company's common stock was $1,151,702. In the quarter ended September 30, 2001, the Company sold 169,300 shares of its common stock at $1.00 per share.

     The Company's condensed financial statements have been
presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course
of business.   For the six months ended September 30, 2001, the Company had a net loss of $1,050,709 and a negative cash flow from operations of $884,503. At September 30, 2001, the Company had an accumulated deficit of $1,989,434 arising from general administration and start-up expenses.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

     As of September 30, 2001, the Company had 27 full time and 4 part time employees. As of March 31, 2002, the Company had 44 full time employees.

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

Subsequent Events

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

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

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

                                     MSC GROUP, INC.

                                     By: /s/ Steven Mok
                                     President
                                     Dated:  August 12, 2002


                                     By: /s/ Tan Cant Wee
                                     Chief Financial Officer and
                                     Principal Accounting Officer
                                     Dated:  August 12, 2002

                  CERTIFICATIONS


         By execution below, the Chief Executive Officer and the Chief Financial Officer hereby certify that the Quarterly Report on Form 10-QSB for the period ending September 30, 2001, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.



                                     By: /s/ Steven Mok
                                     Chief Executive Officer
                                     Dated:  August 12, 2002


                                     By: /s/ Tan Cant Wee
                                     Chief Financial Officer
                                     Dated:  August 12, 2002