Form 10QSB
period 2001-12-31
MSC GROUP INC
filed 2002-08-12
CIK 1107573

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-QSB
(Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   December 31, 2001
or

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
              Yes                                   No  X

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Class                               Outstanding at December 31, 2001

Common Stock,  $0.0001                           22,018,300

          PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



               MSC GROUP, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)


                          CONTENTS

PAGE	1     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER
              31, 2001 (UNAUDITED) AND MARCH 31, 2001

PAGE	2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS
              ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED) AND FOR
              THE PERIOD FROM DECEMBER 31, 1999 (INCEPTION) THROUGH
              DECEMBER 31, 2001 (UNAUDITED)

PAGE	3     CONDENSED CONSOLIDATED STATEMENT OF
              STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED
              DECEMBER 31, 2001 (UNAUDITED)

PAGE	4     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
              (UNAUDITED) AND FOR THE PERIOD FROM DECEMBER 31, 1999
              (INCEPTION) THROUGH DECEMBER 31, 2001 (UNAUDITED)

PAGES 5 - 9   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS (UNAUDITED)

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED CONOLIDATED BALANCE SHEETS
                    ------------------------------------

                                 ASSETS
                                 ------
                                            December 31,
                                                2001           March 31,
                                            (Unaudited)          2001
                                         --------------      -----------
CURRENT ASSETS
 Cash                                      $    398,047      $   174,651
 Other current receivables                       67,361           81,368
                                           ------------      -----------
   Total Current Assets                         465,408          256,019

PROPERTY AND EQUIPMENT, NET                     374,026           77,019

Joint venture agreement advance                  47,717              -
                                           ------------      -----------
TOTAL ASSETS                               $    887,151      $   333,038
------------                               ============      ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued liabilities  $    285,499      $   109,127
 Due to directors                               155,060             -
 Current portion of capitalized leases           81,939            4,466
                                           ------------      -----------
   Total Current Liabilities                    522,498          113,593
                                           ------------      -----------
Long-term portion of capitalized leases          67,462            8,447
                                           ------------      -----------
TOTAL LIABILITIES                               589,960          122,040
                                           ------------      -----------

STOCKHOLDERS' EQUITY
 Preferred Stock, $.0001 par value,
  20,000,000 shares authorized, none
  issued and outstanding                           -               -
 Common stock, $.0001 par value,
  100,000,000 shares authorized,
  22,018,300 and 20,500,000 shares
  issued and outstanding, respectively            2,202            2,050
 Additional paid-in capital                   2,807,431        1,140,000
 Accumulated deficit during
  development stage                          (2,496,913)        (938,725)
 Accumulated other comprehensive
  (loss) income                                 (15,529)           7,673
                                             -----------       ----------
    Total Stockholders' Equity                  297,191          210,998
                                             -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   887,151       $  333,038
------------------------------------------    ===========      ==========

          See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONOLIDATED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE LOSS
                          ----------------------
                                 (UNAUDITED)

                                                                        For the
                                                                        Period From
                                                                        December
                    For the        For the      For the     For the     31, 1999
                    Three Months   Thee Months  Nine Months Nine Months (Inception)
                    Ended          Ended        Ended       Ended       Through
                    December       December     December    December    December
                    31, 2001       31, 2000     31, 2001    31, 2000    31, 2001
                    ------------   -----------  ----------  ----------  ------------
REVENUES            $     37,458   $      -     $   37,458  $   -       $     37,458

COST OF SALES             25,140          -         25,140      -             25,140
                    ------------   -----------  ----------  ----------  ------------
GROSS PROFIT              12,318          -         12,318      -             12,318

OPERATING EXPENSES
Selling, general
and administrative       519,797          -       1,570,506      -         2,509,231
                    ------------   -----------   ----------  ----------   ----------
   Total Operating
   Expenses              519,797          -       1,570,506      -         2,509,231
                    ------------   -----------   ----------  ----------   ----------
NET LOSS                (507,479)         -      (1,558,188)     -        (2,496,913)
--------
OTHER COMPREHENSIVE
LOSS
 Loss on foreign
  currency translation   (85,018)         -         (23,202)     -           (15,529)
                     ------------   -----------   ----------   ---------    ----------
TOTAL COMPREHENSIVE
LOSS                 $  (592,497)   $     -      $(1,581,390)  $  -       $(2,512,442)
-------------------  ============    ==========  ===========  =========   ============

Net loss per share -
 basic and diluted   $    (.02)     $     -      $    (.07)   $   -        $  (.12)
                     ============   ==========   ===========  =========    ============
Weighted average
 number of shares
 outstanding - basic
 and diluted          21,773,735    20,000,000   21,526,875    20,000,00    20,481,065
                     ============   ==========   ===========   =========    ===========

          See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
                    -------------------------------------------
                                 (UNAUDITED)

                                                   Deficit        Accumulated
                                                   Accumulated    Other Com-
                                      Additional   During         prehensive
                    Common Stock      Paid-In      Development    Income
                 Shares      Amount   Capital      Stage          (Loss)     Total
                 ----------  ------   ----------   -----------    --------- ---------
Balance,
March 31, 2001   20,500,000  $2,050   $1,140,000   $ (938,725)    $ 7,673   $   210,998

Other comprehensive
loss                    -        -          -             -       (23,202)      (23,202)

Common stock
issued for cash   1,518,300     152    1,667,431          -           -       1,667,583

Net loss for the
nine months ended
December 31, 2001     -          -         -       (1,558,188)      -        (1,558,188)
                 ---------    ------   ----------  -----------    --------   ----------
BALANCE,
December
31, 2001         22,018,300  $2,202   $2,807,431   $(2,496,913)    $(15,529)  $  297,191
---------        ==========  =======  ==========   =============  ==========  ==========


          See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                                 (UNAUDITED)

                                                                  For the
                                                                  Period from
                                       For the      For the       December 31,
                                       Nine Months  Nine Months   1999 (Inception)
                                       Ended        Ended         Through
                                       December     December      December
                                       31, 2001     31, 2000      31, 2001
                                       --------     --------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                             $(1,558,188)   $   -        $ (2,496,913)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   Depreciation                            71,635        -              86,244
   Provision for bad debts                 93,420        -              93,420
   Gain on disposal of property,
   plant and equipment                     (2,204)       -              (2,204)
 Changes in operating assets and
 liabilities:
   Increase in other current receivables  (79,413)       -            (160,781)
   Increase in accounts payable and
   accrued liabilities                    176,372        -             307,719
                                        ---------     --------     ------------
     Net Cash Used In
     Operating Activities              (1,298,378)       -          (2,172,515)
                                        ---------     --------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment     (184,631)       -            (279,872)
 Investment in joint venture              (47,717)       -             (47,717)
 Proceeds from disposal of property,
 plant and equipment                       33,017        -              33,017
                                        ---------     --------     ------------
      Net Cash Used In
      Investing Activities               (199,331)       -            (294,572)
                                        ---------     --------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales of common stock                 1,667,583        -            2,819,285
 Increase in due to directors            155,060        -              155,060
 Payments of financing lease             (78,336)       -              (78,336)
                                        ---------     --------      -----------
      Net Cash Provided By
      Financing Activities             1,744,307        -            2,896,009
                                       ---------      --------      -----------
INCREASE IN CASH AND CASH EQUIVALENTS
PRIOR TO EFFECT OF FOREIGN
CURRENCY TRANSLATION                     246,598        -              428,922

FOREIGN CURRENCY TRANSLATION             (23,202)       -              (30,875)
                                        ---------     --------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS    223,396        -              398,047

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                      174,651        500              -
                                        ---------     --------      -----------
CASH AND CASH EQUIVALENTS -
END OF PERIOD                          $ 398,047      $ 500         $  398,047
---------------------------            ==========     ========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------
The Company acquired $62,017 of equipment through capital leases.


          See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2001
                              -----------------
                                 (UNAUDITED)

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

On July 7, 2001, MSC formed MSC Ventures Group (S) Pte. Ltd., a
Singapore corporation, to perform venture capital funding and asset management.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2001
                              -----------------
                                 (UNAUDITED)

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

The newly formed MSC subsidiaries did not have any revenue for the nine months ended December 31, 2001.

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

(E) Revenue Recognition

For the nine months ended December 31, 2001, the Company generated revenue of $37,458 from its newly formed Singapore corporation, MSC Design Pte. Ltd. Design revenue is recognized in this subsidiary as the design work is completed and billed. There were no open design contracts at December 31, 2001.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2001
                              -----------------
                                 (UNAUDITED)

(F) Interim Condensed Consolidated Financial Statements

The condensed consolidated financials statements as of December 31, 2001 and for the three and nine months ended December 31, 2001 and 2000 and for the period from December 31, 1999 (inception) through December 31, 2001 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2001 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

(G) Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $1,558,188 and a negative cash flow from operations of $1,298,378 for the nine months ended
December 31, 2001, and has a working capital deficiency of $57,090 and an accumulated deficit of $2,496,913 at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2001
                              -----------------
                                 (UNAUDITED)

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

NOTE 3  RELATED PARTY TRANSACTION

Included in other current receivables at December 31, 2001 are advances to directors and an ex-director of $102,035 for establishing new operations in China. The Company has a reserve of $96,131 relating to amounts advanced to the ex-director who is no longer with the Company. The Company is aggressively pursuing the repayment of the amount owed by the ex-director.

Due to directors at December 31, 2001 of $155,060 consists of $17,829 of expenses paid on the Company's behalf, $56,729 for director's fees and salary and an $80,502 overpayment for the purchase of common stock.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2001
                              -----------------
                                 (UNAUDITED)

NOTE 4  SUBSEQUENT EVENTS

(A) MSC acquired the following subsidiaries subsequent to December 31, 2001:

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

Plan of Operation

     MSC Group, Inc. is a holding company with one wholly-owned subsidiary, Milling Systems & Concepts Private Limited (a Singapore corporation). As of December 31, 2001, Milling Systems & Concepts Private Limited had nine subsidiaries.

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

     As of December 31, 2001, MSC Design Pte. Ltd. generated revenues aggregating $37,458 from sales to several customers.

     The Company is marketing its two products, the MSC RP 2000 and MSC Molding 2000.

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

     The Company's activities have been financed primarily by the sales of its common stock. For the fiscal year ended March 31, 2001, capital contribution from the sale of the Company's common stock was $1,151,702. In the quarter ended December 31, 2001, the Company sold 300,000 shares of its common stock at $1.50 per share.

     The Company's condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2001, the Company had a net loss of $1,558,188 and a negative cash flow from operations of $1,298,378 and an accumulated deficit and a working capital deficit of $2,496,913 and $57,090, respectively, at December 31, 2001. Although the Company incurred a net loss for the three months ended December 31, 2001, it received its initial
revenues in that period aggregating $37,458.   These conditions raise
substantial doubt about the Company's ability to continue as a going concern.

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

     There is no assurance that the Company can raise additional funds either through sales of its securities nor through additional sales of any of its products.

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

     As of December 31, 2001, the Company had 35 full time and 2 part time employees. As of March 31, 2002, the Company had 44 full time employees.

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

Subsequent Events

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

                                     MSC GROUP, INC.


                                     By:  /s/ Steven Mok
                                     President
                                     Dated:  August 12, 2002


                                     By: /s/ Tan Cant Wee
                                     Chief Financial Officer and
                                     Principal Accounting Officer
                                     Dated: August 12, 2002

                   CERTIFICATION



         By execution below, the Chief Executive Officer and the Chief Financial Officer hereby certify that the Quarterly Report on Form 10-QSB for the period ending December 31, 2001, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.



                                     By:  /s/ Steven Mok
                                     Chief Executive Officer
                                     Dated:  August 12, 2002


                                     By: /s/ Tan Cant Wee
                                     Chief Financial Officer
                                     Dated:  August 12, 2002