Form 10KSB
period 2002-03-31
MSC GROUP INC
filed 2002-08-15
CIK 1107573

SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549

                   FORM 10-KSB
(Mark One)
[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended
                 March 31, 2002
or
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from    to
         Commission file number 0-29693

                 MSC GROUP, INC.
(Exact name of small business issuer in its charter)

          Delaware                                 52-2217569

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


29/31 Gul Avenue, Singapore City, Singapore 629669
(Address of principal executive offices)  (zip code)

Issuer's Telephone Number:         011 6863 6626

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.    $ 107,120

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the
past 60 days.       $7,502,000 (at $1.00/share as of February 2002)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 Class                                       Outstanding at March 31, 2002

 Common Stock, par value $0.0001                         22,904,300

Documents incorporated by reference:    None


                     PART I

           FORWARD LOOKING STATEMENTS

     Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange
Act of 1934, as amended). Factors set forth that appear with the forward-looking statements could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. The
Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date here of or to reflect the occurrence of unanticipated events.

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

     MSC Group has one wholly-owned subsidiary, Milling Systems.
Milling Systems has the following subsidiaries:

Subsidiary/Country          Date of          Principal Activity
of Registry                 Formation/
                            Acquisition
--------------------------  -----------   -----------------------------
MSC Technologies Pte Ltd;   11/14/00      Develops software and multimedia works
Singapore

MSC Precision Pte Ltd;      4/14/01      Develops manufacturing solutions and
Singapore                                concepts foruse by the machine manu-
                                         facturing industry, design and service
                                         centers, mold and die industry and jigs
                                         and tooling manufacturers

MSC Industries (Shanghai)    4/19/01     Develops and manufactures die, molds,
Co., Ltd; China                          tools, jigs and fixtures

MSC Solar Systems Pte Ltd;   6/701       Performs research, development and
Singapore                                commercialization of energy inventions

Beijing MSC Logistics        6/28/01     Provides logistics and consulting ser-
Technologies Co., Ltd;                   vices and thedevelopment of software
China

MSC Ventures Group           7/7/01      Engages in business of venture capital
(S) Pte Ltd;                             funding and asset management
Singapore

I-MSC.com Pte Ltd;           7/7/01       Provides internet services and to
Singapore                                 develop, integrate and deliver
                                          enterprise-wide business intelligent
                                          solutions and software applications

MSC Rapid Prototyping (S)    8/16/01      Manufactures,develops and produces sample
Pte Ltd; Singapore                        or model of industrial products, machin-
                                          ery, equipment or devices and other
                                          ancillary activities, appliances and
                                          services

MSC Design Pte Ltd;          8/16/01      Designs, develops, manufactures, produces,
Singapore                                 sells and distributes appliances

Modern Handling Equipment    Acquired     Provides marketing and after-sale service
(Thai) Ltd; Thailand         1/1/02       support.  Acquired for approximately
                                          $25,000

MSC Automation Pte Ltd;      Acquired     Designs automation systems for industrial
Singapore                    1/1/02       use.  Acquired for approximately $1,400

     For the year ended March 31, 2002, only MSC Design Pte Ltd has generated revenues.

BUSINESS

     Milling Systems, a wholly-owned subsidiary of MSC Group, was established to develop, through its subsidiaries, integrated and Internet-enabled manufacturing solutions and concepts for use by the machine manufacturing industry, design and service centers, mold and die industry, automotive industry, electrical industry and jigs and tooling manufacturers.

     MSC Group has developed and is marketing and selling the MSC RP 2000 and MSC Molding 2000 machines, used by the manufacturing industry for the production of prototypes. The MSC RP
2000 and the Molding 2000 consist of proprietary software, hardware, universal card interfaces, high-speed spindles, linear guides and related services.

     Milling Systems had its first sales in November 2001 through its subsidiary MSC Design Private Ltd.

     Joint Venture with Protolex.  On September 19, 2001 MSC
Group executed a joint venture agreement with Protolex LLC
("Protolex"), located in Washington DC to jointly develop a new motion controller for new generation milling and rapid prototyping machines.
The agreement is effective for 90 days from the date of execution and the agreement may be superceded by other agreements within the 90-day time frame and may be extended based upon mutual consent of both parties. On January 23, 2002, both parties executed an extension of the original agreement for 1 year. Protolex LLC is the manufacturer/producer of state of the art electronic engineering equipment. According to the agreement, Protolex will complete the design and development of a commercial use motor control system according to MSC Group's specification and MSC Group will fund the project with $200,000. Upon the down payment of $50,000, Protolex was to provide MSC Group with a detailed project development plan to meet a three-month completion date requirement of producing a working prototype. MSC Group paid Protolex the $50,000 on October
1, 2001 and also paid $50,000 on January 31, 2002. MSC Group will be responsible for the final integration and mass production of the commercial units. In accordance with the agreement, each party will own its own intellectual property for the effort. Additionally, MSC
Group will grant Protolex a non-exclusive license to sell the product for a sales fee of 12%. The timetable to meet the terms of the joint venture agreement has been temporarily delayed due to technical issues in the manufacturing process. Both parties are aware of the issues and the project is expected to continue in the second quarter of fiscal year 2003. The agreement also provides MSC Group the ability to invest up to $8 million in Protolex, representing up to 30% ownership of Protolex, given the occurrence of certain events, as defined in the agreement. Specifically, the agreement requires MSC Group to make an initial investment in Protolex during 2001 amounting to $2 million and a $2 million investment during 2002. MSC Group did not make any of the investments. The timetable to meet the terms of the joint venture agreement has been temporarily delayed and there have been no changes to the original agreement.

     Joint Venture with Qingqi Group Limited.  Qingqi Group
Limited is a large Chinese motorcycle and engine manufacturing company. Qingqi is also involved in the automobile and pharmaceutical industries. In September, 2001, MSC Group entered into a joint venture with Qingqi for the establishment of a precision molding making company to be based in Jinan, China utilizing the manufacturing and mold and die tool rooms of Qingqi. The plans were postponed until July, 2002. The joint venture contemplates an investment by MSC
Group of $150,000 for a 60% participation by MSC Group and 40% by Qingqi for tooling, mold design and fabrication, with business expected to commence in October 2002. There is no assurance that the joint venture will be effected.

     On November 4, 2001 MSC Technologies Private Limited received an incentive grant from the Productivity and Standards Board of Singapore amounting to $385,000. The grant is to be used for the research and development of a rapid prototyping machine from January
20, 2001 to June 20, 2002. During 2001, MSC Group launched a series of research and development projects in Singapore with the intent to develop several key technologies in the milling and rapid prototyping industry. The Company has received approximately $165,000 of the grant for reimbursement of expenses incurred. This amount has been netted against research and development expenses within selling, general and administrative expenses in the accompanying consolidated financial statements for the year ended March 31, 2002.

THE MSC RP AND MOLDING 2000 MACHINES.

     MSC Group has two products: the MSC RP 2000 System (the
"MSC System") and the MSC Molding 2000.

     The MSC System, the Company's principal product, is a high speed-milling machine capable of producing a prototype, sample or specimen of any object from a 3-dimensional (3D) drawing within hours. These objects can be made of wood, wax, plastic, light alloy or aluminum. The MSC System is comprised of a machine in which a high-speed machining spindle is housed on a moving arm and a revolving table mounted with a rotary guide, universal electronic interfaces, proprietary software and services. All components operate together to provide a system for producing a product by machining directly from vector, computer-assisted design (CAD) and postscript image files. The universal electronic interface is hosted on personal computers and functions to interface the machine with the operator and user system. Interface software can be adapted to accommodate most user CAD files or manufacturing machines. The MSC System is intended to eliminate the problems of conventional manufacturing by producing direct machining codes to rapid prototyping or milling machines. Control cards and software produced with the MSC System can be used with conventional and older manufacturing equipment. The MSC System cards have an estimated life expectancy of over 20 years and will be manufactured by an electronic contract manufacturer in Singapore. MSC Group believes that the MSC System is a user-friendly prototype production system providing a reliable, accurate and user-friendly alternative to competitive products. By using the MSC System, the customer can eliminate much of the equipment, floor space, operators and maintenance required for conventional prototyping production. A basic MSC System, including a universal interface card, control systems and a high speed-milling spindle retails for approximately $150,000. Other options like laser-infer meters, dynamometers and encoders can be added for an additional cost of $10,000 to $30,000 each.

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

MANUFACTURING

     MSC Group uses a Taiwan manufacturing company to manufacture the MSC System and Molding units, internal modules, and spare parts at their factory located in Taichung, Taiwan on an "as required" basis. MSC Group has at least one vendor for all components and multiple vendors for most components it utilizes. The loss of a supplier for any item manufactured by or purchased from such vendor could have a material adverse effect on MSC Group's operations. The universal interface card is based on the standard personal computer platform and consists of a combination of standardized and customized hardware and software modules. With the exception of the universal interface board (which links a computer to the machine), MSC Group has several sources for all purchased components within the MSC interface configuration. MSC Group currently has one reliable vendor for the control and interface board, and plans to eliminate this board in the near future by developing a new feature to allow the interface cards to be plugged into the printer connector of a standard personal computer. Until the development of this technology, the loss of the supplier of the interface board could have a material adverse effect on MSC Group's operations. A continued supply of control cards is crucial to the success of MSC Group's business. Without control or interface cards, customers will not able to use the equipment and the services and software supplied by MSC Group. The loss of the supply of control cards and other electronic parts would have a material adverse effect on MSC Group 's operations.

CUSTOMERS

     Through its subsidiary, MSC Design Pte. Ltd., at March 31,
2002, the Company has received $107,120 in sales to  five customers.
MSC Group anticipates that it will expand its customer base however, there can be no assurance that it will be able to attract new customers or that existing customer relationships will continue.

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

     MSC Group has participated in numerous trade shows and exhibits presenting the one-stop integrated manufacturing supply chain, including:

     Thailand Catia Forum, Bangkok, Thailand, June, 2002
     Malaysia Catia Forum, Kuala Lumpur, June, 2002
     MTA 2002 Exhibition, Kuala Lumpur, June, 2002
     Australasia Catia Forum 2002, Sydney, Australia, May 2002
     Die & Mold Exhibition, Mumbai, India, February, 2002
     6th Taipei International Mold & Die Industry Fair, Taipei, July, 2001 2001 Shanghai International Mold & Machining Equipment Exhibition,
                Shanghai, July, 2001
     MTA 2001 Exhibition, Singapore, May, 2001
     ISTMA 2001 Chicago Conference, Chicago, May, 2001

     MSC Group anticipates participating in future trade shows and exhibits to present its products.

     VirteoNet Alliance. In June, 2001, MSC Group entered into an alliance with VirteoNet (a German corporation) and the Small and Medium Enterprise Association of Bavaria, Germany, to collaborate on integration of service platforms for the international activities of Singaporean and European companies. VirteoNet provides presentation of products and services, business information, electronic search for suppliers and distributors in several languages in order to offer communication of economic expertise, technical know-how and linguistic competence to promote trade relations between Asian and European companies. MSC Group and its subsidiaries will register with VirteoNet to promote their products and services and shall utilize VirteoNet's portal services free of charge. VirteoNet provides links between member Internet sites and conducts mass mailings among its members to inform each of the members of the services provided by the others. VirteoNet has agreed to allow MSC Group to use its office as a representative office for MSC Group activities in the German market. MSC Group has agreed to allow VirteoNet to use its Singapore office as its representative office in the Asian Pacific market.

COMPETITION

     MSC Group faces both indirect and direct competition. Indirect competition presents itself in the form of paper plotters, laser equipment and other products, which can be used as part of the conventional prototyping production process. Direct competitors are manufacturers of equipment, which produce similar process machines. These include
3D Systems, Stratasys or Soligen (produced in USA), Toshiba and
Hitachi (produced in Japan), and EOS sinter station (produced in Germany). The rapid prototyping manufactured by these companies use other methodology and development processes that MSC Group believes are more complex, larger, heavier, less accurate, and more expensive than the MSC System. MSC Group believes that users of rapid prototyping machines must plan on the evolution of new methods of making prototypes, which will need to be supported by new technology, hardware controllers, standards, specifications, and software modules. Further, MSC Group believes that neither the rapid prototyping industry nor the technology will become obsolete easily because there is a pressing need for large manufacturers to utilize advancement in new technology. However, newer technology may be developed that will supplant MSC Group's products and reduce or eliminate its market.

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

EMPLOYEES

     As of March 31, 2002, MSC Group had 44 full time employees.

PATENTS, TRADEMARKS AND LICENSES

     MSC Group applied to the United States Patent Office for three Provisional Patents in March 2001.

          60/275,497     A method and apparatus for producing a
                         prototype
          60/275,497     A prototype production system and
                         method
          60/275-873     A data processing system for
                         implementing an exchange

     The Provisional Patents automatically expire one year after their application and are basically an intermediary process to serve as the basis for a later priority-claiming patent application.

     On September 27, 2001, MSC Group filed with the United
States Patent Office a U.S. non-provisional patent (09-966906) for the patent entitled "Data Processing System for Implementing an Exchange" and its projected publication date falls on September 26, 2002. The worldwide patent (PCT/GB 02/00920) for this system was filed on March 1, 2002 and its projected United States publication date falls after September 14, 2002.

     On October 9, 2001, MSC Group filed with the United States
Patent Office a U.S. non-provisional patent (09-974258) for the patent entitled "Method and Apparatus for Producing a Prototype". The worldwide patent (PCT/GB 02/00886) for this system was filed on February 27, 2002 and its projected United States publication date falls after September 21, 2002.

     On October 26, 2001, MSC Group filed with the United States Patent Office a U.S. non-provisional patent (10-045540) for the patent entitled "Prototype Production System and Method". The worldwide patent (PCT/GB 02/000886) for this system was filed on February 27, 2002 and its projected United States publication date falls after September 12, 2002.

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

NO PUBLIC TRADING MARKET

     MSC Group intends to apply for quotation on the NASD OTC
Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

ITEM 2.    DESCRIPTION OF PROPERTY

     MSC Group leases 10,000 square feet for its executive offices at 29/31 Gul Avenue, Singapore City, Singapore 629669. Its telephone number is 011 65 863 6626 and its telecopy number is 011 65 86 3
6606. On December 27, 2001, the Company entered into an agreement with the landlord to extend the date to acquire property currently leased by the Company until December 31, 2002. The purchase price of the property shall be agreed to by both parties at a price no less than the market valuation of $6,000,000 (Singapore). The lease rate, as of November 1, 2001, was $5,540 per month which the Company will pay until it acquires the property. MSC Group leases an additional 10,000 square feet of office and warehouse space at 29/31 Gul Avenue to store parts, conduct engineering operations, and perform small-scale assembly and administrative tasks in support of the MSC System. The lease rate for this additional space, as of October 1, 2001, was $10,000 per month.

     MSC Group has small offices in Beijing (8 persons) and Shanghai, China (1person) and Bangkok, Thailand (1 person). MSC
Group has a representative in Los Angeles, California, who serves to develop activities in the United States. Remuneration to this representative is on an assignment basis.

     MSC Group maintains an Internet web sites at http://www.msc.com.sg and http://www.mscgroup-usa.com. MSC
Group launched its business-to -business portal at www.i-msc.com in May 2001.

ITEM 3.   LEGAL PROCEEDINGS

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

     MSC Group is authorized to issue 100,000,000 shares of common stock at $.0001 par value. As of March 31, 2002, MSC Group had 22,904,300 shares of common stock were outstanding held by 670 shareholders. In the fiscal year ending March 31, 2002, MSC Group sold 2,404,300 shares of its common stock at a purchase price of $1.00 per share.

     MSC Group intends to take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin
Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     The following discussion is intended to provide an analysis of the Company's financial condition and plan of operation and should be read in conjunction with the Company's consolidated financial statements and its related notes. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the growth of the Company, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

     Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, these expectations and assumptions may not prove to be correct.

Plan of Operation

     MSC Group, Inc. is a holding company with one wholly-owned subsidiary, Milling Systems & Concepts Private Limited (a Singapore corporation). As of March 31, 2002 , Milling Systems & Concepts had the following subsidiaries.

Subsidiary                              Date of Formation/
                                        Country of Registry

MSC Technologies Pte Ltd             November 14, 2000 Singapore
MSC Precision Pte Ltd                April 14, 2001 Singapore
MSC Industries (Shanghai) Co., Ltd   April 19, 2001 China
MSC Solar Systems Pte Ltd            June 7, 2001   Singapore
MSC Logistics Technologies
       (Beijing) Co., Ltd            June 28, 2001 China
MSC Ventures Group (S) Pte Ltd       July 7, 2001, Singapore
I-MSC.COM Pte Ltd                    July 7, 2001, Singapore
MSC Rapid Prototyping (S) Pte Ltd    August 16, 2001, Singapore
MSC Design Pte Ltd                   August 16, 2001, Singapore
Modern Handling Equipment
       (Thai) Ltd.                   January 1, 2002, Thailand
MSC Automation Pte Ltd               January 1, 2002, Singapore

     The Company received its initial revenues in November, 2001 and had aggregate revenues for the year ended March 31, 2002 of $107,120 primarily from revenues generated by MSC Design Pte. Ltd.

     The Company's activities have been financed primarily by the sales of its common stock. For the fiscal year ended March 31, 2001, capital contribution from the sale of the Company's common stock was $1,151,702. In the fiscal year ended March 31, 2002, the Company sold 2,404,300 shares of its common stock for which it received an aggregate of $2,996,583.

     The Company's condensed financial statements have been
presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of
business.   For the fiscal year ended March 31, 2002, the Company had a net loss of $2,164,650 and a negative cash flow from operations of $1,731,665. At March 31, 2002, the Company had an accumulated deficit of $3,103,375 arising from general administration and start-up expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     MSC Group has provided for a bad debt allowance in the amount of $93,400 in its financial statements arising from monies advanced to a prior director of MSC Group. MSC Group is actively attempting to collect these funds.

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

Item 7.  Financial Statements

      The consolidated finanical statements for the fiscal year ended March 31, 2002 are attached to this filing as Exhibit 1.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                    PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

     Name                Age       Positions and Offices Held
    -----------------    ---       -----------
     Dr. Wee Yue Chew    55        Chairman of the Board and
                                   Director

     Mok Siong Cheak     44        President and Director

     Tan Cant Wee        27        Chief Financial Officer
                                   designee and principal
                                   accounting officer

     Dr. Lee Keng Ho     57        Vice President of Software
                                   and Director

     Chan Tow Boon       34        Vice President,
                                   Secretary, Legal
                                   Counsel and
                                   Director

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

     MOK SIONG CHEAK serves as President, Chief Executive
Officer and a director of MSC Group. Mr. Mok has served as Chief
Executive Officer and a director of Milling Systems since December, 1999. He is also currently the director and a shareholder in MSC Power
(S) Pte Ltd and Global E-Trade Group Limited (in which he is the sole shareholder), which are involved in seeking new business ventures and performing venture capital funding activities. Prior to 1998, he served as the personal assistant to the Consul General of Vanuatu for Kuala
Lumpur, Malaysia, in charge of consular activities in the South East
Asia region. Mr. Mok has experience in the general management and business development for a number of companies in Malaysia. Mr. Mok presently serves as a Director of nine subsidiaries of MSC Group companies in Singapore. In addition, he is a Director of MSC Marine
(S) Private Limited, MSC Electro-mobiles Private Limited, and MSC Healthcare (S) Private Limited and is the owner of the following inactive companies, MSC HiTech (Beijing) Co., Ltd., MSC Security Systems
Pte. Ltd., MSC Wireless Pte. Ltd., MSC Logistic Technologies Pte.
Ltd., MSC Power (S) Pte. Ltd.,and MSC Engineering Group Pte. Ltd. (formerly known as MSC Machining and Engineering Pte. Ltd.).

     DR LEE KENG HO serves as a director and Vice President of software for MSC Group. Dr. Lee has served as a director of Milling Systems since December 1999. Dr. Lee is presently the managing partner of his own consultancy firm, which has performed various consultancy projects in Asia, Africa and India. Prior to 1993, he served on the Boa rd of Directors in the various companies of Magnum Corporation Berhad ("Magnum"), a company listed on the Main Board of the Kuala Lumpur Stock Exchange, Malaysia. He joined Magnum in
1987 as its Computer Systems Manager. Prior to that, Dr. Lee was involved in information technology activities in various capacities for government institutions and private organizations. Dr. Lee holds a Bachelor of Science in Mathematics from University Malaya and obtained his Doctor of Philosophy in Computer Science from University of Glasgow, Scotland.

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

     TAN CANT WEE has been designated to serve as the new Chief Financial Officer of MSC Group. From 1996 to 2000, Mr. Tax was an external auditor with a public practice firm in Singapore with clients primarily in trading, construction, manufacturing and investment industries. In 2001, Mr. Tan moved into the media industry as an accountant and administrator for a Singapore firm. Mr. Tan graduated from University of Western Australia in 1995 and has obtained his professional qualification as a certified public accountant with the Australian Society of Certified Practising Accountants and Institute of Certified Public Accountants of Singapore. Mr. Tan is also a Chartered Accountant with Malaysia Institute of Accountancy.

     There is a key man life insurance policy on Mok Siong Cheak in the amount of $3,000,000 of which MSC Group is the beneficiary. No other policies of this nature are in effect at this time with respect to any other directors, officers or control persons.

Conflicts of Interest

Item 10.  Executive Compensation

     No officer or director received compensation from MSC Group in excess of $100,000 during the fiscal year ended March 31, 2002.

     As of March 31, 2002, $128,734 is due to the Company's directors consisting of $47,402 for repayment of expenses and $81,332 for overpayment for the purchase of common stock.

           SUMMARY COMPENSATION TABLE

Name and Principal Position        Year           Salary

Mr. Mok Siong Cheak                2001           $85,000
                                   2002          $100,000

     In addition to Mr. Mok's annual salary, MSC Group also paid
Mr. Mok $13,333 as a housing allowance for the years ended March 31, 2001 and March 31, 2002. MSC Group also agreed to pay reimburse
Mr. Mok for traveling expenses if and when he travels overseas for business related to MSC Group.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 31, 2002 each person known by MSC Group to be the beneficial owner of five percent or more of MSC Group's common stock and the directors and officers of MSC Group. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name, Position              Shares of Common Stock   Percentage of Shares
and Address                 Beneficially Owned       of Class Owned (1)
-------------------         ----------------------   -------------------

Dr. Wee Yue Chew                    1,000,000                 4.4%
Chairman, Director

Mok Siong Cheak                     6,413,000 (2)            28.0%
President, Chief Executive
Officer, Director

Dr. Lee Keng Ho (3)                   890,000                 3.9%
Vice President, Director

Chan Tow Boon (3)                     500,000                 2.2%
Vice President

Tan Cant Wee                            5,000                   *
Principal accounting officer,
chief financial officer designee

Lee Lay Sire                        1,000,000                 4.4%

Milling Systems &  Concepts
   (Malaysia) Sdn. Bhd. (3)         1,000,000                 4.4%

Wong Kum Ying                       1,000,000                 4.4%

All Success Enterprises Ltd.        1,000,000                  4.4%

Hung Lea Ping (4)                   3,000,000                 13.1%

MSC Power (S) Pte.                  3,000,000                 13.1%

Global E-Trade Group                4,500,000                 19.7%
Limited (2)

All executive officers and          8,808,000                 38.5%
directors as a group (5 persons)
_____________

* Represents less than 1%

(1) Based upon 22,904,300 shares outstanding as of the date of this report.

(2) Includes 413,000 shares owned directly by Mr. Mok, 3,000,000 shares owned by MSC Power (S) Pte. Ltd. of which Mr. Mok is a 50% owner and of which he may be deemed the beneficial holder and 4,500,000 shares owned by Global E-Trade Group Limited of which Mok is 10 0% owned and may be deemed the beneficial holder.

(3) Dr. Lee Keng Ho, a director of MSC Group, and Chan Tow Boon, a director of MSC Group each own 33.33% of Milling Systems &
Concepts (Malaysia) Sdn. Bhd.

(4) Hung Lea Ping is the wife of Mok Siong Cheak, the president and a director of MSC Group, and is also a 50% owner of M SC Power (S)
Pte. Ltd.

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The financial statements are attached to this document as
exhibit 1.

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2002.

                   SIGNATURES



                              MSC GROUP, INC.

                              By: /s/ Mok Siong Cheak
                              Mok Siong Cheak
                              President
                              Dated:  August 14, 2002

                              /s/ Tan Cant Wee
                              Chief Financial Officer
                              Designee
                              Dated: August 14, 2002


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAME                     OFFICE              DATE

Wee Yue Chew             Director


/s/ Mok Siong Cheak      Director            August 15, 2002
Mok Siong Cheak


/s/ Lee Keng Ho          Director            August 15, 2002
Dr. Lee Keng Ho


/s/ Chan Tow Boon        Director            August 15, 2002
Chan Tow Boon



                  CERTIFICATION


     By execution below, the Chief Executive Officer and the Chief Financial Officer hereby certify that the Annual Report on Form 10-
KSB for the fiscal year ending March 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.



                    By: /s/ Steven Mok
                    Chief Executive Officer
                    Dated:  August 14, 2002


                    By: Tan Cant Wee
                    Chief Financial Officer
                     Dated:  August 14, 2002