Form 10QSB
period 2002-06-30
MSC GROUP INC
filed 2002-09-18
CIK 1107573

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                     FORM 10-QSB
(Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended
                    June 30, 2002
or
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from to

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

Yes                                  No      X

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                       Outstanding at June 30,2002

Common Stock,  $0.0001        22,904,300

           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         MSC GROUP, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE COMPANY)
              CONDENSED CONSOLIDATED
               FINANCIAL STATEMENTS
                AS OF JUNE 30, 2002

         MSC GROUP, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE COMPANY)



                     CONTENTS



PAGE 1    CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
          JUNE 30, 2002 (UNAUDITED) AND MARCH 31, 2002

PAGE  2   CONDENSED CONSOLIDATED STATEMENTS OF
          OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE
          MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE
          PERIOD FROM DECEMBER 31, 1999 (INCEPTION) THROUGH
         JUNE 30, 2002 (UNAUDITED)

PAGE  3   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND
          2001 AND  FOR THE PERIOD FROM DECEMBER 31, 1999
          (INCEPTION) THROUGH JUNE 30, 2002 (UNAUDITED)

PAGES 4 - 8    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS (UNAUDITED)

                MSC GROUP, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY
            CONDENSED CONSOLIDATED BALANCE SHEETS

                          ASSETS
                          ------
                                          June 30, 2002        March 31
                                          (Unaudited)             2002
                                          -------------       -----------
CURRENT ASSETS
 Cash                                     $   749,638         $ 1,115,894
 Trade and other current receivables          160,621              62,097
                                          -------------       -----------
     Total Current Assets                     910,259           1,177,991
                                          -------------       -----------
PROPERTY AND EQUIPMENT, NET                   392,356             404,379
                                          -------------       -----------
OTHER ASSETS
 Deposits                                      59,951              24,536
 Joint venture agreement advance              102,235              97,989
                                          -------------       -----------
      Total Other Assets                      162,186             122,525
                                          -------------       -----------
TOTAL ASSETS                              $ 1,464,801         $ 1,704,895
                                          =============       ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued liabilities $   615,526         $   354,852
 Deferred revenue                                -                 64,549
 Due to directors                             185,647             128,734
 Current portion of capitalized leases         54,152              73,296
                                          -------------       -----------
       Total Current Liabilities              855,325             621,431
                                          -------------       -----------
Long-term portion of capitalized leases        54,646              49,464
                                          -------------       -----------
TOTAL LIABILITIES                             909,971             670,895
                                          -------------       -----------
STOCKHOLDERS' EQUITY
 Preferred Stock, $.0001 par value,
  20,000,000 shares authorized, none
  issued and outstanding                       -                     -
 Common stock, $.0001 par value,
  100,000,000 shares authorized,
  22,904,300 shares issued and
  outstanding                                  2,290                2,290
 Additional paid-in capital                4,136,343            4,136,343
 Accumulated deficit during
   development stage                      (3,602,125)          (3,103,375)
 Accumulated other comprehensive
   income (loss)                              18,322               (1,258)
                                          -------------       -----------
        Total Stockholders' Equity           554,830            1,034,000
                                          -------------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $ 1,464,801          $ 1,704,895
                                         ==============       ===========

    See accompanying notes to condensed consolidated financial statements

                  MSC GROUP, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      AND COMPREHENSIVE LOSS
                             (UNAUDITED)

                                                                For the Period
                                                                from December
                                                                31, 1999
                               For the Three    For the Three   (Inception)
                               Months Ended     Months Ended    Through
                               June 30, 2002    June 30, 2001   June 30, 2002
                               -------------    -------------   -------------
REVENUES                        $    301,929      $    -         $   409,049

COST OF SALES                        223,499           -             360,619
                               -------------    -------------   -------------
GROSS PROFIT                          78,430           -              48,430
                               -------------    -------------   -------------
OPERATING EXPENSES
  Selling, general
  and administrative                 330,172        275,881        2,257,774
 Salaries                            144,327        105,287          887,472
 Director's salaries and fees        102,681            -            505,309
                               -------------    -------------   -------------
     Total Operating Expenses        577,180        381,168        3,650,555
                               -------------    -------------   -------------
NET LOSS                            (498,750)      (381,168)      (3,602,125)

OTHER COMPREHENSIVE INCOME (LOSS)
 Gain (loss) on foreign
 currency translation                 19,580        (11,542)          18,322
                               -------------    -------------   -------------
TOTAL COMPREHENSIVE LOSS         $  (479,170)   $  (392,710)     $(3,583,803)
                               -------------    -------------   -------------
Net loss per share -
  basic and diluted              $    (.02)     $    (.02)       $    (.17)
                               -------------    -------------   -------------
Weighted average number of
shares outstanding - basic
and diluted                       22,904,300      21,154,912      21,042,338
                               =============    =============   =============

    See accompanying notes to condensed consolidated financial statements
                                   2

                  MSC GROUP, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)

                                                                For the Period
                                                                from December
                                                                31, 1999
                               For the Three    For the Three   (Inception)
                               Months Ended     Months Ended    Through
                               June 30, 2002    June 30, 2001   June 30, 2002
                               -------------    -------------   -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net Loss                      $   (498,750)    $   (381,168)    $ (3,602,125)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
 Depreciation                        45,511           16,013          178,063
 Gain on disposal of
 fixed assets                           -                -             (5,190)
 Impairment of goodwill                 -                -             15,223
 Provision for bad debt                 -                -             93,420
 Changes in operating
 assets and liabilities:
    Increase in trade and
    other current receivables        (98,524)       (81,165)         (254,041)
    Increase in accounts payable
    and accrued liabilities          260,674        119,417           637,744
    Decrease in deferred revenue     (64,549)            -               -
                                   ----------      -----------    -------------
       Net Cash Used In Operating
       Activities                   (355,638)      (326,903)       (2,936,906)
                                   ----------      -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment              (26,199)       (35,289)         (410,204)
 Increase in deposits                (35,415)            -            (59,951)
 Joint venture agreement advance      (4,246)            -           (102,235)
 Acquisition of subsidiaries,
  net of cash                            -               -            (23,845)
 Sale of fixed assets                    -               -             58,342
       Net Cash Used In Investing
                                   ----------      -----------    -------------
       Activities                    (65,860)       (35,289)         (537,893)
                                   ----------      -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in due to directors         56,913        109,289           185,647
 Sale of common stock                    -        1,048,000         4,148,285
 Payment on capital leases           (21,251)            -           (127,064)
                                   ----------      -----------    -------------
Net Cash Provided By
       Financing Activities           35,662      1,157,289         4,206,868
                                   ----------      -----------    -------------
INCREASE IN CASH AND CASH EQUIVALENTS
PRIOR TO EFFECT OF FOREIGN CURRENCY
TRANSLATION                         (385,836)       795,097           732,069

FOREIGN CURRENCY TRANSLATION          19,580        (11,542)           17,567
                                   ----------      -----------    -------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                    (366,256)       783,555           749,636

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                1,115,894        174,651                 2
                                   ----------      -----------    -------------
CASH AND CASH EQUIVALENTS -
END OF PERIOD                    $   749,638     $   958,206       $  749,638
                                 ============    =============    =============
NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Equipment acquired through
capital leases                   $     7,289     $    33,650       $   110,123
                                 ============    =============    =============

    See accompanying notes to condensed consolidated financial statements
                                   3

                  MSC GROUP, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002
                             (UNAUDITED)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                     AND ORGANIZATION

(A) Organization

MSC Group, Inc., formerly Eastward Acquisition Corporation (a development stage company), ("the Company") was incorporated in the Delaware on March 24, 1999. On December 29, 2000, the Company effected a reorganization by acquiring all the outstanding common stock of Milling Systems & Concepts Private Limited ("MSC") a Singapore corporation incorporated on December 31, 1999 and its wholly owned subsidiary MSC Technologies Pte. Ltd. for 20,000,000 shares of common stock. The acquisition has been treated as an acquisition of the Company by MSC and as a recapitalization of the Company for accounting purposes. Accordingly, the financial statements include the balance sheet, which consists of the net assets of the Company and MSC at historical cost. As a result of the acquisition the Company has adopted the March 31 fiscal year of MSC.

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

On June 7, 2001, MSC formed MSC Solar Systems Pte. Ltd., a
Singapore corporation, to research, develop and commercialize energy inventions.

On June 28, 2001, MSC formed Beijing MSC Logistics Technology
Co. Ltd., a Republic of China corporation, to provide logistics and consulting services and to develop software.

On July 7, 2001, MSC formed I-MSC.com Pte. Ltd., a Singapore corporation, to provide internet services and to develop, integrate and deliver enterprise-wide business intelligent solutions and software applications.

On July 7, 2001, MSC formed MSC Ventures Group (S) Pte. Ltd., a
Singapore corporation, to perform venture capital funding and asset management.
                                   4

                  MSC GROUP, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002
                             (UNAUDITED)

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

On January 1, 2002, MSC acquired Modern Handling Equipment
(Thai) Ltd., ("MHE") a Thailand corporation, for approximately
$25,000. MHE provides marketing and after-sale service support. The acquisition was accounted for under the purchase method and the excess of the net assets acquired over the purchase price was applied to reduce the basis of the equipment acquired. The building acquired is pledged as collateral for bank overdrafts.

On January 1, 2002, MSC acquired MSC Automation Pte. Ltd., ("Automation") a Singapore corporation, for approximately $1,400. Automation designs automation systems for industrial use. The acquisition was accounted for under the purchase method and the excess of purchase price over the net assets acquired of approximately $16,000 is goodwill. Goodwill was computed by adding the total purchase price plus the excess of liabilities assumed over the assets acquired. Due to the operating losses of Automation after the acquisition, the goodwill was subsequently written off as impaired.

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

                  MSC GROUP, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002
                             (UNAUDITED)

(E) Interim Condensed Consolidated Financial Statements

The condensed consolidated financials statements as of June 30, 2002 and for the three months ended June 30, 2002 and 2001 and for the period from December 31, 1999 (inception) through June 30, 2002 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2002 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

(F) Revenue Recognition

For the three months ended June 30, 2002, the Company generated revenues of $301,929 from its newly formed and acquired subsidiaries Modern Handling Equipment (Thai) Ltd., MSC Design Pte. Ltd., I-MSC.com Pte. Ltd., and MSC Automation Pte. Ltd. Included in revenues for the three months ended June 30, 2002 are sales to affiliated companies totaling approximately $48,073. Affiliated companies represent separate legal entities with a common director. Revenue is recognized as the work is completed and billed.

Deferred revenue represents advance payments from customers.

(G) Concentrations of Credit Risk from Cash Deposits in Excess of
Insured Limits

The Company maintains its cash balances in Singapore banks. The balances are uninsured by the Singapore government, therefore total cash deposits are subject to credit risk. Management believes that the risk is mitigated by the fact that the money is kept in established financial institutions.

(H) Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $498,750 and a negative cash flow from operations of $355,638 for the three months ended June 30, 2002, and has an accumulated deficit of $3,602,125 at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  MSC GROUP, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002
                             (UNAUDITED)

The Company anticipates raising additional capital through the issuance of debt and/or equity securities. Additionally, management anticipates that material operations which will commence in the fiscal year ending March 31, 2003, will generate sufficient revenues to absorb substantial overhead expenses.

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

                  MSC GROUP, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002
                             (UNAUDITED)

(C) On November 4, 2001 MSC Technologies Private Limited, a subsidiary of Milling Systems received an incentive grant from the Productivity and Standards Board of Singapore to receive grants up to approximately $385,000. The grant is to be used for the research and development of a Rapid Prototype machine from January 20, 2001 to June 30, 2002. On February 8, 2002, the Company received approximately $92,000 of the grant for reimbursement of expenses incurred. On July 11, 2002, the grant was extended to December 31, 2002.

(D) In September 2001, MSC Group entered into a joint venture with Qingqi Group Limited ("Qingqi") for the establishment of a precision molding making company to be based in Jinan, China utilizing the manufacturing and mold and die tool rooms in Qingqi. Qingqi Group Limited is a large Chinese motorcycle and engine manufacturing company. Qingqi is also involved in the automobile and pharmaceutical industries. The joint venture contemplates an investment by MSC Group of $150,000 for a 60% participation by MSC Group and 40% by Qingqi for tooling, mold design and fabrication, with business expected to commence in October 2002. As of June 30, 2002, the Company has not made any investments to this joint venture and there is no assurance that the joint venture will be effected.

NOTE 3  RELATED PARTY TRANSACTION

Included in other current receivables in the accompanying condensed consolidated balance sheet at June 30, 2002 are receivables from affiliated companies amounting to $50,548 representing management fees, information technology consulting fees and other services. Affiliated companies represent separate legal entities with a common director. Also included in trade and other receivables are advances to directors and to an ex-director in the amount of $92,456 for establishing new operations in China. The Company has a reserve of $92,456 relating to amounts advanced to the ex-director. The
Company is aggressively pursuing the repayment of the amount owed by the ex-director.

Due to directors at June 30, 2002 of $185,647 consists of $104,315 of expenses paid on the Company's behalf and an $84,856 overpayment for the purchase of common stock.

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

        Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements arebased are reasonable, these expectations and assumptions may not prove to be correct.

Plan of Operation

        MSC Group, Inc. is a holding company with one wholly-owned subsidiary, Milling Systems & Concepts Private Limited (a Singapore corporation) which has 11 subsidiaries. MSC Group, Inc. is located at 29/31 Gul Avenue, Singapore City, Singapore 629699; its telephone number is 011 65 863 6626 and its fax number is 011 65 863 6606.

             Subsidiary                              Date of Formation/
        Country of Registry                          Acquisition

MSC Technologies Private Limited                     November 14, 2000
Singapore

MSC Precision Private Limited                        April 14, 2001
Singapore

MSC Industries (Shanghai) Co., Limited               April 19, 2001
China

MSC Solar Systems Private Limited                    June 7, 2001
Singapore

Beijing MSC Logistics Technologies Co., Limited      June 28, 2001
China

MSC Ventures Group (S) Private Limited               July 7, 2001
Singapore

I-MSC.COM Private Limited                            July 7, 2001
Singapore

MSC Rapid Prototyping (S) Private Limited            August 16, 2001
Singapore

MSC Design Private Limited                           August 16, 2001
Singapore

Modern Handling Equipment                            Acquired
Thailand                                             January 1, 2002

MSC Automation Private Limtied                       Acquired
Singapore                                            January 1, 2002

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

      The Company's activities have been financed primarily by the sales of its common stock. Commencing in the quarter ended December 31, 2001, the Company generated revenues, through its subsidiary MSC Design Pte. Ltd. aggregating $37,458. In the quarter ended June 30, 2002, the Company generated revenues of $301,929 (oF which $48,073 are sales to affiliated companies) through its subsidiaries, Modern Handling Equipment Ltd., MSC Design Pte. Ltd., I-MSC.com Pte. Ltd., and MSC Automation Pte. Ltd.

      The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2002, the Company had a net loss of $498,750 and a negative cash flow from operations of $355,638 and an accumulated deficit of $3,602,125 at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Although management anticipates that operations will commence in the fiscal year ending March 31, 2003 which may generate revenues possibly sufficient to meet operating overhead expenses, the Company anticipates that it may need to raise additional capital in the next twelve months through the issuance of debt and/or equity securities in order to continue its plan of operations. There is no assurance that revenues will commence by fiscal year end March 31, 2003, or ever, or if commenced, such revenues will be sufficient to cover expenses.

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

        On November 4, 2001 MSC Technologies Private Limited received an incentive grant from the Productivity and Standards Board of Singapore amounting to $385,000. The grant is to be used from January 20, 2001 to June 20, 2002 for the research and development of a rapid prototyping machine. During 2001, MSC Group launched a series of research and development projects in Singapore with the intent to develop several key technologies in the milling and rapid prototyping industry. On February 8, 2002, the Company received approximately $92,000 of grant funds. On July 11, 2002, the Company obtained an extension of the grant until December 2002 due to the debugging of the system.

        Qingqi Group Limited is a large Chinese motorcycle and engine manufacturing company. Qingqi is also involved in the automobile and pharmaceutical industries. In September, 2001, MSC Group entered into a joint venture with Qingqi for the establishment of a precision molding making company to be based in Jinan, China utilizing the manufacturing and mold and die tool rooms of Qingqi. The plans were postponed until July, 2002. The joint venture contemplates an investment by MSC Group of $150,000 for a 60% participation by MSC Group and 40% by Qingqi for tooling, mold design and fabrication, with business expected to commence in October 2002. There is no assurance that the joint venture will be effected and as of June 30, 2002 the Company had not made any investment in this joint venture.

ITEM 3.  CONTROLS AND PROCEDURES.

      The principal executive officer and the principal financial officer of the Company believe that the controls and procedures within the Company are effectively ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer and the principal financial officer are directly involved in the day-to-day operations of the Company. There have been no changes in the issuer's internal controls or in other factors that could significantly affect these controls.

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

                                      MSC GROUP, INC.

                                      By: /s/ Steven Mok
                                      President
                                      Dated:  September 13, 2002


                                      By: /s/ Tan Cant Wee
                                      Chief Financial Officer and
                                      Principal Accounting Officer
                                      Dated:  September 13, 2002

                    CERTIFICATION


I, Mok Siong Cheak, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MSC Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        By: /s/ Steven Mok
        Date:                           ------------------------------
                                        President and Director

                    CERTIFICATION


I, Tan Cant Wee, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MSC Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date:                              By: /s/ Tan Cant Wee
                                           -------------------------------
                                           Chief Financial Officer
                                           Principal Accounting Officer