Form 10QSB
period 2002-09-30
MSC GROUP INC
filed 2002-11-21
CIK 1107573

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-QSB
(Mark One)

[ X ]      	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	         OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended
                            September 30, 2002
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
                           Yes  X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                               Outstanding at September 30, 2002

Common Stock,  $0.0001 par value      22,904,300



PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          MSC GROUP, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS
                               AS OF SEPTEMBER 30, 2002

                          MSC GROUP, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)

                                       CONTENTS


PAGE      1         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                    SEPTEMBER 30, 2002 (UNAUDITED) AND MARCH 31, 2002

PAGE      2         CONDENSED CONSOLIDATED STATEMENTS OF
                    OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE
                    AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                    (UNAUDITED) AND FOR THE PERIOD FROM DECEMBER 31, 1999
                    (INCEPTION) THROUGH SEPTEMBER 30, 2002 (UNAUDITED)

PAGE      3         CONDENSED CONSOLIDATED STATEMENTS OF CASH
                    FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
                    AND 2001 (UNAUDITED) AND FOR THE PERIOD FROM
                    DECEMBER 31, 1999 (INCEPTION) THROUGH SEPTEMBER 30,
                    2002 (UNAUDITED)

PAGES    4 - 9      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS (UNAUDITED)

                          MSC GROUP, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                               September 30,    March 31,
                                               2002             2002
                                               (Unaudited)
CURRENT ASSETS
 Cash                                          $    691,288   $ 1,115,894
Trade and other current receivables                 295,919        62,097
Receivable from related parties                      48,690          -
Inventory                                             8,214          -
                                                -----------    ----------
    Total Current Assets                          1,044,111     1,177,991
                                                -----------    ----------
PROPERTY AND EQUIPMENT, NET                         377,242       404,379
                                                -----------    ----------
OTHER ASSETS
 Deposits                                            26,352        24,536
 Joint venture agreement advance                    101,597        97,989
                                                -----------    ----------
     Total Other Assets                             127,949       122,525
                                                -----------    ----------
TOTAL ASSETS                                   $  1,549,302    $1,704,895
                                               ============    ==========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Bank overdraft                                 $   315,833    $      -
 Accounts payable and accrued liabilities           679,866       354,852
 Deferred revenue                                    13,453        64,549
 Due to directors                                   208,925       128,734
 Current portion of capitalized leases               17,738        73,296
                                                -----------    ----------
      Total Current Liabilities                   1,235,815       621,431
                                                -----------    ----------
 Long-term portion of capitalized leases             72,585        49,464
                                                -----------    ----------
 TOTAL LIABILITIES                                1,308,400       670,895
                                                -----------    ----------
STOCKHOLDERS' EQUITY
 Preferred Stock, $.0001 par value,
  20,000,000 shares authorized, none issued
  and outstanding                                       -             -
 Common stock, $.0001 par value, 100,000,000
  shares authorized, 22,904,300 shares issued
  and outstanding                                     2,290         2,290
 Additional paid-in capital                       4,136,343     4,136,343
 Accumulated deficit during development stage    (3,852,729)   (3,103,375)
 Accumulated other comprehensive loss               (45,002)       (1,258)
                                                -----------    ----------
       Total Stockholders' Equity                   240,902     1,034,000
                                                -----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  1,549,302   $ 1,704,895
                                               ============   ===========

      See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONOLIDATED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE LOSS
                          ----------------------
                                 (UNAUDITED)

                                                                        For the
                                                                        Period From
                                                                        December
                    For the        For the      For the     For the     31, 1999
                    Three Months   Thee Months  Six Months  Six Months  (Inception)
                    Ended          Ended        Ended       Ended       Through
                    September      September    September   September   September
                    30, 2002       30, 2001     30, 2002    30, 2001    30, 2002
                    ------------   -----------  ----------  ----------  ------------
REVENUES            $    446,010   $      -     $  747,939   $  -       $    855,059

COST OF SALES            183,597          -        407,096      -            544,216
                    ------------   -----------  ----------  ----------  ------------
GROSS PROFIT             262,413          -        340,843      -            310,843
                    ------------   -----------  ----------  ----------  ------------
OPERATING EXPENSES
Selling, general
 and administrative      241,236      506,386      571,408      654,460    2,499,010
Salaries                 236,577      105,287      380,904      296,199    1,124,049
Director's salaries
 and fees                 35,205       57,868      137,886      100,050      540,514
                    ------------   -----------   ----------  ----------   ----------
   Total Operating
   Expenses              513,018      669,541    1,090,198    1,050,709    4,163,573
                    ------------   -----------   ----------  ----------   ----------
NET LOSS                (250,605)    (669,541)    (749,355)  (1,050,709)  (3,852,730)

OTHER COMPREHENSIVE
LOSS
 Gain (loss) on foreign
  currency translation   (63,324)      73,358       (43,744)     61,816      (45,002)
                     ------------   -----------   ----------   ---------    ----------
TOTAL COMPREHENSIVE
LOSS                 $  (313,929)   $(596,183)   $ (793,099)  $(988,893)  $(3,897,732)
-------------------  ============   ==========   ===========  ==========  ============

Net loss per share -
 basic and diluted   $    (.01)     $    (.03)   $    (.03)   $   (.05)    $  (.18)
                     ============   ==========   ===========  =========    ============
Weighted average
 number of shares
 outstanding - basic
 and diluted          22,904,300     21,648,517  22,904,300    21,406,413   21,212,956
                     ============   ==========   ===========   ==========   ===========

          See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                                 (UNAUDITED)

                                                                    For the
                                                                    Period from
                                       For the        For the       December 31,
                                       Six Months     Six Months    1999 (Inception)
                                       Ended          Ended         Through
                                       September      September     September
                                       30, 2002       30, 2001      30, 2002
                                       --------       --------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                             $  (749,355)    $(1,050,709)    $(3,852,730)
 Adjustments to reconcile net loss
   to net cash used in operating
   activities:
 Depreciation                              89,297          45,944         221,849
 Gain on disposal of fixed assets            -               -             (5,190)
 Impairment of goodwill                      -               -             15,223
 Provision for bad debt                      -             95,903          93,420
 Changes in operating assets and
    liabilities:
   Increase in trade and other
    current receivables                  (233,822)       (102,530)       (389,339)
   Increase in inventories                 (8,214)         (1,223)         (8,214)
   Increase in deposits                    (1,816)           -            (26,352)
   Increase in accounts payable
    and accrued liabilities               325,015         128,112         702,085
   (Decrease) increase in deferred
    revenue                               (51,096)           -             13,453
                                       -----------      ----------     ----------
       Net Cash Used In
       Operating Activities              (629,991)       (884,503)     (3,235,795)
                                       -----------      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                   (54,871)       (119,309)       (438,876)
 Joint venture agreement advance           (3,608)           -           (101,597)
 Acquisition of subsidiaries, net of cash    -               -            (23,845)
 Sale of fixed assets                        -               -             58,342
                                       -----------      ----------     ----------
      Net Cash Used In Investing
      Activities                          (58,479)       (119,309)       (505,976)
                                       -----------      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                           315,833            -            315,833
 Increase in due to directors              80,191         127,211         208,925
 Increase in receivable from related
   parties                                (48,690)           -            (48,690)
 Sale of common stock                        -          1,217,584       4,148,285
 Payment on capital leases                (39,726)        (71,973)       (145,539)
                                       -----------      ----------     ----------
        Net Cash Provided By
        Financing Activities              307,608       1,272,822       4,478,814
                                       -----------      ----------     ----------
(DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS PRIOR TO EFFECT OF FOREIGN
CURRENCY TRANSLATION                     (380,862)        269,010         737,043

FOREIGN CURRENCY TRANSLATION
(LOSS) GAIN                               (43,744)         61,816         (45,757)
                                       -----------      ----------     ----------
(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                         (424,606)        330,826         691,286

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                     1,115,894        174,651               2
                                       -----------      ----------     ----------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                        $   691,288      $ 505,477      $  691,288
                                       ===========      =========      ==========
NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Equipment acquired through
capital leases                         $    7,289       $  62,017      $  110,123


          See accompanying notes to condensed consolidated financial statements.

                      MSC GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           AS OF SEPTEMBER 30, 2002
                                UNAUDITED

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

MSC Group, Inc., formerly Eastward Acquisition Corporation (a development stage company), ("the Company") was incorporated in the Delaware on March 24, 1999. On December 29, 2000, the Company effected a reorganization by acquiring all the outstanding common stock of Milling Systems & Concepts Private Limited ("MSC") a Singapore corporation incorporated on December 31, 1999 and its wholly owned subsidiary MSC Technologies Pte. Ltd. for 20,000,000 shares of common stock. The acquisition has been treated as an acquisition of the Company by MSC and as a recapitalization of the Company for accounting purposes. Accordingly, the financial statements include the balance sheet, which consists of the net assets of the Company and MSC at historical cost. As a result of the acquisition the Company had adopted a March 31 fiscal year of MSC. On August 8, 2002, the Company officially changed its accounting year-end from March 31 to December 31.

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

(E) Interim Condensed Consolidated Financial Statements

The condensed consolidated financials statements as of September 30, 2002 and for the three and six months ended September 30, 2002 and 2001 and for the period from December 31, 1999 (inception) through September 30, 2002 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of March 31, 2002 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

(F) Revenue Recognition

For the six months ended September 30, 2002, the Company generated revenues of $747,939 from its newly formed Modern Handling Equipment Ltd., MSC Design Pte. Ltd., I-MSC.com Pte. Ltd., and MSC Automation Pte. Ltd. subsidiaries. Included in revenues for the six months ended September 30, 2002 are sales to affiliated companies totaling approximately $49,000. Affiliated companies represent separate legal entities with a common director. Revenue is recognized as the work is completed and billed.

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

(H) Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $749,355 and a negative cash flow from operations of $629,991 for the six months ended September 30, 2002, and has an accumulated deficit of $3,852,729 and a working capital deficiency of $191,704 at September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company anticipates raising additional capital through the issuance of debt and/or equity securities. Additionally, management anticipates increases to revenues during the year ending December 31, 2003.

NOTE 2	AGREEMENTS

(A)	On December 27, 2001, the Company entered into an agreement with its landlord to extend the date to acquire property currently leased by the Company to December 31, 2002. The purchase price of the property shall be agreed to by both parties at a price no less than the market valuation of $6,000,000 (Singapore).

(B)	On September 19, 2001 the Company executed a joint venture
agreement with Protolex LLC ("Protolex"), located in Washington DC to jointly develop a new motion controller for new generation milling and rapid prototyping machines. On January 23, 2002, both parties executed an extension of the original agreement for 1 year. Protolex LLC is the manufacturer/producer of state of the art electronic engineering equipment. According to the agreement, Protolex will complete the design and developmentof a commercial use motor control system according to MSC Group's specification and MSC Group will fund the project with $200,000. Upon the down payment of $50,000, Protolex was to provide the Company with a detailed project development plan to meet a three-month completion date requirement of producing a working prototype. The Company paid Protolex the $50,000 on October 1, 2001 and also paid an additional $50,000 on January 31, 2002.
The Company will be responsible for the final integration and mass production of the commercial units. In accordance with the agreement, each party will own its own intellectual property for the effort. Additionally, the Company will grant Protolex a non-exclusive license to sell the product for a sales fee of 12%. The timetable to meet the terms of the joint venture agreement has been temporarily delayed due to technical issues in the manufacturing process. Both parties are aware of the issues and the project is expected to continue in the second quarter of calendar year 2003. There have been no revisions to the agreement as a result of the issues. The agreement also provides the Company the ability to invest up to $8 million in Protolex, representing up to 30% ownership of Protolex, given the occurrence of certain events, as defined in the agreement. Specifically, the agreement requires the Company to make an initial investment in Protolex during 2001 amounting to $2 million and a $2 million investment during 2002. MSC Group did not make either of these investments. As discussed above, the timetable to meet the terms of the joint venture agreement has been temporarily delayed and there have been no changes to the original agreement.

(C)	On November 4, 2001 MSC Technologies Private Limited, a subsidiary of the Company received an incentive grant from the Productivity and Standards Board of Singapore to receive grants up to approximately $385,000. The grant is to be used for the research and development of a Rapid Prototype machine from January 20, 2001 to June 30, 2002. On July 16, 2002, the Company received approximately $59,000 of the grant for reimbursement of expenses incurred.
On July 11, 2002, the grant was extended to December 31, 2002.

(D)	In September 2001, the Company entered into a joint venture with
Qingqi Group Limited ("Qingqi") for the establishment of a precision molding making company to be based in Jinan, China utilizing the manufacturing and mold and die tool rooms in Qingqi. Qingqi Group Limited is a large Chinese motorcycle and engine manufacturing company. Qingqi is also involved in the automobile and pharmaceutical industries. The joint venture contemplates an investment by the Company of $150,000 for a 60% participation by the Company and 40% by Qingqi for tooling, mold design and fabrication, with business expected to commence by March 2003. As of September 30, 2002, the Company has not made any investments to this joint venture and there is no assurance that the joint venture will be effected.

NOTE 3	RELATED PARTY TRANSACTION

Receivables from related parties in the accompanying condensed consolidated balance sheet at September 30, 2002 amounting to $48,690 represent amounts owed to the Company for management fees, information technology consulting fees and other services. Affiliated companies represent separate legal entities with a common director. Also included in trade and other receivables are advances to an ex-director in the amount of $92,456 for establishing new operations in China. The Company has a reserve of $92,456 relating to amounts advanced to the ex-director. The Company is aggressively pursuing the repayment of the amount owed by the ex-director.

Due to directors at September 30, 2002 of $208,925 consists of $33,731for directors fees, $84,856 for overpayment for the purchase of common stock and $90,338 of expenses paid on the Company's behalf.

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

Plan of Operation

     MSC Group, Inc. is a holding company with one wholly-owned subsidiary, Milling Systems & Concepts Private Limited (a Singapore corporation) which has the following subsidiaries.

ubsidiary                    Date of Formation        Country of Registry
                                   Acquisition

MSC Technologies Private Limited            November 14, 2000   Singapore
MSC Precision Private Limited               April 14, 2001      Singapore
MSC Industries (Shanghai) Co., Limited      April 19, 2001      China
MSC Solar Systems Private Limited           June 7, 2001        Singapore
Beijing MSC Logistics Technologies
   Co., Limited                             June 28, 2001       China
MSC Ventures Group (S) Private Limited      July 7, 2001        Singapore
I-MSC.COM Private Limited                   July 7, 2001        Singapore
MSC Rapid Prototyping (S) Private Limited   August 16, 2001     Singapore
MSC Design Private Limited                  August 16, 2001     Singapore
Modern Handling Equipment Limited           Acquired            Thailand
                                            January 1, 2002
MSC Automation Private Limited              Acquired            Singapore
                                            January 1, 2002

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

     The Company's activities have been financed primarily by the sales of its common stock. For the six month period ended September 30, 2002, the Company generated revenues, through its subsidiaries Modern Handling Equipment Ltd., MSC Design Pte. Ltd., I-MSC.com, and MSC Automation Pte. Ltd., aggregating $747,939 (of which approximately $49,000 were sales to affiliated companies).

     The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2002, the Company had a net loss of $749,355, a negative cash flow from operations of $629,991, an accumulated deficit of $3,852,729 and a working capital deficiency of $191,704 at September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Although management anticipates that operations may generate revenues possibly sufficient to meet operating overhead expenses, the Company anticipates that it may need to raise additional capital in the next twelve months through the issuance of debt and/or equity securities in order to continue its plan of operations. There is no assurance that operations will be sufficient in 2003 or ever.

     From any revenues or capital contributions it receives, if any, the Company intends to make investments in research and development and marketing of its products. The Company anticipates that by the year 2003, it will start development of audio and video products, motion controller cards, wireless
PDAs and e-tablets, interacting software for machine to machine communication. Any such research and development is dependent upon the ability of the Company to generate cash flow either through sale of its securities or the sales of its products. In addition to marketing and research, the Company intends to spend funds, when and if available, on construction of a manufacturing and office complex and new equipment.

     There is no assurance that the Company can raise additional funds either through sales of its securities or through additional sales of any of its products.

     On September 19, 2001 MSC Group executed a joint venture agreement with Protolex LLC ("Protolex"), located in Washington DC to jointly develop a new motion controller for new generation milling and rapid prototyping machines. The agreement is effective for 90 days from the date of execution and the agreement may be superceded by other agreements within the 90-day time frame and may be extended based upon mutual consent of both parties.
On January 23, 2002, both parties executed an extension of the original agreement for 1 year. Protolex LLC is the manufacturer/producer of state of the art electronic engineering equipment. According to the agreement, Protolex will complete the design and development of a commercial use motor control system according to MSC Group's specification and MSC Group will fund the project with $200,000. Upon the down payment of $50,000, Protolex was to provide MSC Group with a detailed project development plan to meet a three-month completion date requirement of producing a working prototype.
MSC Group paid Protolex the $50,000 on October 1, 2001 and also paid $50,000 on January 31, 2002. MSC Group will be responsible for the final integration and mass production of the commercial units. In accordance with the agreement, each party will own its own intellectual property for the effort. Additionally, MSC Group will grant Protolex a non-exclusive license to sell the product for a sales fee of 12%. The timetable to meet the terms of the joint venture agreement has been temporarily delayed due to technical issues in the manufacturing process. Both parties are aware of the issues and the project is expected to continue in the second quarter of 2003.
The agreement also provides MSC Group the ability to invest up to $8 million in Protolex, representing up to 30% ownership of Protolex, given the occurrence of certain events, as defined in the agreement. Specifically, the agreement requires MSC Group to make an initial investment in Protolex during 2001 amounting to $2 million and a $2 million investment during 2002. MSC Group did not make any of the investments. The timetable to meet the terms of the joint venture agreement has been temporarily delayed and there have been no changes to the original agreement.

     On November 4, 2001 MSC Technologies Private Limited received an incentive grant from the Productivity and Standards Board of Singapore amounting to $385,000. The grant is to be used from January 20, 2001 to June 20, 2002 for the research and development of a rapid prototyping machine. During 2001, MSC Group launched a series of research and development projects in Singapore with the intent to develop several key technologies in the milling and rapid prototyping industry. On February 8, 2002, MSC Technologies received approximately $92,000 of grant funds and on July 16, 2002, the Company received an additional approximate $59,000. On July 11, 2002, the Company obtained an extension of the grant until December 2002 due to the debugging of the system.

     Qingqi Group Limited is a large Chinese motorcycle and engine manufacturing company. Qingqi is also involved in the automobile and pharmaceutical industries. In September, 2001, MSC Group entered into a joint venture with Qingqi for the establishment of a precision molding making company to be based in Jinan, China utilizing the manufacturing and mold and die tool rooms of Qingqi. The joint venture contemplates an investment by MSC Group of $150,000 for a 60% participation by MSC Group and 40% by Qingqi for tooling, mold design and fabrication. Business was originally expected to to commence in October 2002 but
such estimate has been postponed until March 2003.   There is no
assurance that the joint venture will be effected and as of September 30, 2002 the Company had not made any investment in this joint venture.

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

     None

(b) Reports on Form 8-K

  None


                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MSC GROUP, INC.

                              By:       /s/ Mok Siong Cheak
                                            President
                              Dated:        November 20, 2002


                              By:        /s/Tan Cant Wee
                                         Chief Financial Officer and
                                         Principal Accounting Officer
                              Dated:     November 20, 2002

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

		11/20/2002				/s/  Mok Siong Cheak
    Date_____________________            _____________________________
                                         President and Director

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

         11/20/2002                        /s/ Tan Cant Wee
   Date_____________________             _____________________________
                                          Chief Financial Officer
                                          Principal Accounting Officer